Form 10-Q
period 1996-03-31
APPLIED DIGITAL ACCESS INC
filed 1996-05-15
CIK 919048

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31. 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-23698

                          APPLIED DIGITAL ACCESS, INC.
             (Exact name of registrant as specified in its charter)

          California                                      68-0132939
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                9855 Scranton Road, San Diego, California 92121
               (Address of principal executive offices, zip code)

                                 (619) 623-2200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

There were 11,982,623 shares of the registrant's Common Stock, no par value, outstanding on April 30,1996.

                          APPLIED DIGITAL ACCESS, INC.

                               INDEX TO FORM 10-Q

                                                                           Page
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets at March 31, 1996 and
         December 31, 1995                                                     3

         Condensed Statements of Operations for the three
         months ended March 31, 1996 and
         March 31, 1995                                                        4

         Condensed Statements of Cash Flows for the three
         months ended March 31, 1996 and
         March 31, 1995                                                        5

         Notes to Condensed Financial Statements                             6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8-10

         Risks and Uncertainties                                           10-13

PART II.          OTHER INFORMATION

Item 1.         Legal Proceedings                                             13

Item 2.         Changes in Securities                                         13

Item 3.         Defaults Upon Senior Securities                               13

Item 4.         Submission of Matters to a Vote of  Security Holders          13

Item 5.         Other Information                                             13

Item 6.         Exhibits and Reports on Form 8-K                           13-14

SIGNATURES                                                                    15

Item 1.

                          APPLIED DIGITAL ACCESS, INC.
                            CONDENSED BALANCE SHEETS

                                  (Unaudited)

                                                                  MARCH 31,  DECEMBER 31,
                                                                    1996        1995
                                                                  --------    --------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  4,106    $  1,673
   Investments - current                                            24,104      25,079
   Accounts receivable, net                                          3,091       5,358
   Inventory, net                                                    6,547       6,572
   Deferred income taxes                                               750         750
   Prepaid expenses and other current assets                         1,145       1,296
                                                                  --------    --------
          Total current assets                                      39,743      40,728

Investments - non-current                                            5,021       5,095

Property and equipment, net                                          3,685       3,361
Deferred income taxes                                                  752         752
Other, net                                                             332        --
                                                                  --------    --------
                                                                  $ 49,533    $ 49,936
                                                                  --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                               $  1,983    $  1,820
   Accrued expenses                                                  1,011         843
   Accrued warranty                                                  1,342       1,305
   Current portion of obligations under capital leases                  28          32
                                                                  --------    --------
          Total current liabilities                                  4,364       4,000

   Obligations under capital leases, net of current portion             45          49
                                                                  --------    --------
          Total liabilities                                          4,409       4,049
                                                                  --------    --------

Shareholders' equity:
   Preferred stock, no par value, 7,500,000 shares authorized,
     no shares issued                                                 --          --
   Common stock, no par value, 30,000,000 shares authorized,
     11,979,552 and 11,899,216 shares issued and outstanding at
     March 31, 1996 and December 31, 1995, respectively             49,191      49,000
   Additional paid-in capital                                        2,404       2,391
   Unrealized gain on investments                                       48         147
   Accumulated deficit                                              (6,519)     (5,651)
                                                                  --------    --------
          Total shareholders' equity                                45,124      45,887
                                                                  --------    --------
                                                                  $ 49,533    $ 49,936
                                                                  --------    --------

The accompanying notes are an integral part of the financial statements.

                          APPLIED DIGITAL ACCESS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                          FOR THE THREE MONTHS
                                             ENDED MARCH 31,
                                            1996        1995
                                          --------    --------
                                         (AMOUNTS IN THOUSANDS
                                         EXCEPT PER SHARE DATA)

Revenue                                   $  6,637    $  8,019
Cost of revenue                              3,020       3,056
                                          --------    --------
Gross profit                                 3,617       4,963

Operating expenses:
    Research and development                 1,667       1,295
    In-process research and development
       related to asset acquisition          1,186        --
    Sales and marketing                      1,441         981
    General and administrative                 680         510
                                          --------    --------
Total operating expenses                     4,974       2,786
                                          --------    --------
Operating income (loss)                     (1,357)      2,177

Interest income                                474         504
Other income (expense), net                     15          (6)
                                          --------    --------
Income (loss) before income taxes             (868)      2,675

Provision for income taxes                    --           936
                                          --------    --------
Net income (loss)                         ($   868)   $  1,739
                                          --------    --------
Net income (loss) per share               ($  0.07)   $   0.14
                                          --------    --------
Number of shares used in per share
    computations                            11,939      12,857

                                                                          Page 5
                          APPLIED DIGITAL ACCESS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                                ------------------
                                                                                 1996       1995
                                                                                -------    -------
                                                                              (DOLLARS IN THOUSANDS)
 Cash flows from operating activities:
         Net income (loss)                                                      ($  868)   $ 1,739
         Adjustments to reconcile net income (loss) to net
           cash provided (used) by operating activities:
             In-process research and development related to asset acquisition     1,186
             Depreciation and amortization                                          255        199
             Other                                                                   15        (32)
         Changes in assets and liabilities:
             Accounts receivable                                                  2,266     (3,740)
             Inventory                                                               94       (324)
             Prepaid expenses and other current assets                              151        (74)
             Accounts payable                                                       163       (342)
             Accrued expenses                                                       168        670
             Accrued warranty                                                        37         79
                                                                                -------    -------
             Net cash provided (used) by
              operating activities                                                3,467     (1,825)
                                                                                -------    -------
Cash flows from investing activities:
         Purchases of investments                                                (8,042)    (7,954)
         Maturities of investments                                                8,926      8,933
         Purchases of property and equipment                                       (200)      (702)
         Purchase costs related to asset acquisition                             (1,900)      --
                                                                                -------    -------
             Net cash provided (used) by investing activities                    (1,216)       277
                                                                                -------    -------
Cash flows from financing activities:
         Principal payments on capital leases                                        (9)       (52)
         Proceeds from the issuance of common
           stock under stock option plans                                           191        303
                                                                                -------    -------
             Net cash provided by financing activities                              182        251
                                                                                -------    -------
             Net increase (decrease) in cash and cash equivalents                 2,433     (1,297)
         Cash and cash equivalents, beginning of period                           1,673      2,680
                                                                                -------    -------
         Cash and cash equivalents, end of period                               $ 4,106    $ 1,383
                                                                                -------    -------

The accompanying notes are an integral part of the financial statements.

                          APPLIED DIGITAL ACCESS, INC.

                    Notes to Condensed Financial Statements
                                 March 31, 1996

                                  (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC.

2.  Inventory

Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market.

Inventory was as follows:

                                        March 31, 1996  December 31, 1995
                                        --------------  -----------------
                                            (Dollars in thousands)
         Raw materials                      $3,124            $3,483
         Work-in-process                     3,224             2,314
         Finished goods                        668             1,313
                                            ------            ------
                                             7,016             7,110
         Less inventory reserve               (469)             (538)
                                            ------            ------
                                            $6,547            $6,572
                                            ======            ======

3.  Per Share Information

Per share information is computed using the weighted average number of common shares and common equivalent shares (when the effect is dilutive) outstanding during the periods presented. Common equivalent shares result from outstanding options and warrants to purchase common stock.

4.  Contingencies

In March 1995, a class action lawsuit was filed against the Company and two of its officers, one of whom is also a director of the Company, in the U.S. District Court for the Southern District of Southern California. The suit alleged violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended ("the Act"), arising out of alleged misrepresentations and omissions by the Company and the named officers. The suit also alleged violation of Section 20(a) of the Act arising out of the alleged "control" of the Company by the officer defendants. The suit was brought on behalf of purchasers of the Company's securities during the period October 10, 1994 through March 29, 1995, and sought unspecified damages. In December 1995, the Company entered into a settlement agreement pursuant to which all claims were dismissed with prejudice subject to finalization of formal settlement documents and court approval which was received in February 1996. The litigation was settled for approximately $1.5 million, of which the Company was obligated to pay approximately $446,000 with the remainder paid by the Company's directors' and officers' liability insurance carrier. Charges associated with the suit were accrued in 1995.

5.   Acquisition of Certain Assets of Applied Computing Devices, Inc. ("ACD")

On February 29, 1996, the Company acquired certain assets of ACD, a company that developed and marketed operations systems ("OS") software used primarily by independent telephone companies to manage certain functions in their networks. The customer set and products of ACD complement those of ADA and ADA intends to continue to market and enhance these products. The Company acquired the assets for $1.7 million in cash and incurred approximately $.2 million in related costs. The assets were acquired at an auction held in Federal Bankruptcy Court, Southern District of Indiana. The transaction, which was accounted for as a purchase, included the acquisition of in-process research and development valued at approximately $1.2 million; property and equipment valued at approximately $.4 million; and purchased technology valued at approximately $.3 million. The Company recorded a one-time charge in the first quarter of 1996 for the $1.2 million associated with purchased research and development costs.

The following condensed pro forma results of operations information has been presented to give effect to the purchase as if such transaction had occurred at the beginning of the periods presented. The historical results of operations have been adjusted to reflect additional depreciation and amortization expense based upon the value allocated to assets acquired in the purchase. The pro forma results of operations information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor is it necessarily indicative of future operating results.

                   CONDENSED PRO FORMA RESULTS OF OPERATIONS
                  (amounts in thousands except per share data)
                                   (unaudited)

                               Three Months Ended
                                     March 31,
                                 1996        1995
                               --------    -------
Revenue                        $  6,737    $11,799
Net income/(loss)                (1,388)       935
Net income/(loss) per share    ($  0.12)   $  0.07
Weighted average shares used
in computation                   11,939     12,857

                                                                          Page 8
Item 2.

                          APPLIED DIGITAL ACCESS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                 March 31, 1996

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.

Overview

On February 29, 1996, the Company acquired certain assets of ACD, a company that developed and marketed operations systems ("OS") software used primarily by independent telephone companies to manage certain functions in their networks. The customer set and products of ACD complement those of ADA, and ADA intends to continue to market and enhance these products. The Company acquired the assets for $1.7 million in cash and incurred approximately $.2 million in related costs. The assets were acquired at an auction held in Federal Bankruptcy Court, Southern District of Indiana. Since filing for bankruptcy in September 1995, ACD had not generated significant revenue. The Company recorded a one-time charge of approximately $1.2 million associated with purchased research and development in the first quarter of 1996 as a result of the acquisition.

In February 1996, the settlement of a class action lawsuit filed against the Company and two of its officers, one of whom is also a director, in March 1995, was finalized and received court approval. The settlement had previously been announced in December 1995. The litigation was settled for approximately $1.5 million, of which the Company was obligated to pay approximately $.4 million with the remainder paid by the Company's directors' and officers' liability insurance carrier. Charges associated with the suit were accrued in 1995.

Factors that may be affecting the Company's results of operations include the impact of one major customer delaying its reengineering program during 1995. Although this customer resumed ordering the Company's T3AS products in late 1995, the Company is uncertain whether this customer will continue its reengineering program beyond its current level, if at all. Other factors include continued capital spending constraints at several of the Company's other customers; the impact of reorganizations, restructurings and reductions-in-force at several of the Company's RBOC customers; deregulation of the telecommunications industry; and the delay in the receipt of the FCC's informal assessment on the Company's Remote Module product, received in September 1995 following introduction of the product in March 1995. The Company believes that deregulation and the resulting increased number of competitors providing telecommunications services could result in an expansion of the Company's customer base and increased competition with regard to service levels and costs, ultimately causing an increased demand for the Company's products. However, additional delays in the deployment of the Company's products and continued uncertainty surrounding the telecommunications industry may have a material adverse impact on the Company's business, operating results and financial condition. As a result of the uncertainties faced by the Company's customers, the Company continues to have limited visibility with regard to future customer orders and the timing of such orders. Customers have been placing orders quarterly and the Company has been operating in a book and ship mode. With a small customer base and fluctuating order size, this trend has resulted in quarter-to-quarter revenue fluctuations that are likely to continue for the foreseeable future.

Results of Operations

Revenue decreased 17% from $8,019,000 for the three months ended March 31, 1995 to $6,637,000 for the three months ended March 31, 1996. The decrease resulted from decreased sales of the Company's T3AS products compared to the same period in the prior year. Revenue for the quarter ended March 31, 1996 included approximately $1,825,000 in service revenue for engineering and installation ("E&I") services provided to customers for the installation of the Company's T3AS products, compared to $134,000 for the same quarter a year ago. One Regional Bell Operating Company ("RBOC") customer accounted for the majority of the E&I revenue, and to date, the Company has not received significant orders for E&I services from any other customer. Although the Company intends to continue to offer E&I services to its customers, the Company does not expect to maintain the current level of E&I revenue, and is uncertain as to the future level of business, if any, related to E&I services. For the quarter ended March 31, 1996, the Company did not have any sales of OS products acquired in the ACD asset acquisition. The majority of the Company's revenue to date has been derived from the sale of T3AS products. The Company expects that revenue from sales of T3AS products will continue to account for the majority of the Company's revenue for the foreseeable future.

Gross profit decreased 27% from $4,963,000 for the three months ended March 31, 1995 to $3,617,000 for the three months ended March 31, 1996 and decreased as a percent of revenue from 62% for the three months ended March 31, 1995 to 54% for the three months ended March 31, 1996. The decreases were primarily the result of decreased sales of the Company's T3AS products, product mix weighted toward lower margin products and services, and the absorption of relatively fixed manufacturing overhead costs by a lower revenue base, compared to the same period last year. There can be no assurance that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. In September 1995, the Company implemented price reductions on certain components of the Company's T3AS base system to reduce the cost of initial system deployments in new sites, particularly in low-circuit-density applications of DS1 circuit applications. In the event future product mix is weighted toward price-reduced components, there may be a negative impact on gross profit. There can be no assurance that the price reductions will result in increased orders for the Company's products. In addition to the factors discussed above, other factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressures in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material costs, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

Research and development expenses increased 29% from $1,295,000 for the three months ended March 31, 1995 to $1,667,000 for the three months ended March 31, 1996. The increase was primarily due to the additions of research and development personnel and related recruiting efforts, and increases in non-recurring engineering (NRE) expenses due to timing of planned development projects compared to the same period last year. Research and development personnel expenses for the three month period ended March 31, 1996 increased 24% compared to the same period in the prior year. Approximately seven points of the total personnel expense increase are attributable to the addition of research and development personnel related to the ACD asset acquisition. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

In the quarter ended March 31, 1996, the Company recorded a one-time charge of approximately $1.2 million for purchased research and development costs related to the ACD asset acquisition.

Sales and marketing expenses increased approximately 47% from $981,000 for the three months ended March 31, 1995 to $1,441,000 for the three months ended March 31, 1996. The increase was primarily the result of the addition of technical support and marketing personnel, and increased travel expenses offset by lower promotional activity due to timing of industry trade shows compared to the same period last year. Approximately 8 points of the total increase are attributable to the addition of marketing and customer support personnel related to the ACD asset acquisition. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support planned product introductions.

General and administrative expenses increased approximately 33%, from $510,000 for the three months ended March 31, 1995 to $680,000 for the three months ended March 31, 1996. The increase was mostly the result of increased consulting expenses related to the Company's recruiting efforts for additional personnel, increased legal and professional services, and increased travel expenses. The Company expects that general and administrative expenses will increase in absolute dollars as the administrative support needs of the Company increase.

Interest income decreased approximately 6% from $504,000 for the three months ended March 31, 1995 to $474,000 for the three months ended March 31, 1996. The decrease is primarily the result of a decrease in cash investments compared to the same period last year.

The Company did not provide for income taxes for the three months ended March 31, 1996 due to a net loss, compared to an effective rate of 35% for the three months ended March 31, 1995. The Company expects to provide for federal and state income taxes for 1996 at applicable statutory rates, after giving effect to remaining available net operating loss carryforwards and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $868,000, or $.07 per share, for the three months ended March 31, 1996 compared to net income of $1,739,000, or $.14 per share for the three months ended March 31, 1995.

Excluding the $1.2 million charge associated with the acquisition of ACD assets, the Company would have recorded net income of approximately $197,000, or $.02 per share based on an effective tax rate of 38%.

Liquidity and Capital Resources

At March 31, 1996, the Company had approximately $33,231,000 in cash and investments, compared to $31,847,000 at December 31, 1995. The increase in cash and investments is primarily due to decreased accounts receivable offset by cash payments related to the ACD asset acquisition.

Working capital decreased approximately $1,349,000 from $36,728,000 at December 31, 1995 to $35,379,000 at March 31, 1996. The decrease in working capital was primarily the result of the ACD asset acquisition.

For the three months ended March 31, 1996, the Company generated $3,467,000 from operating activities primarily the result of decreased accounts receivable compared to the use of $1,825,000 by operating activities for the three months ended March 31, 1995.

Net cash used in investing activities was $1,216,000 for the three months ended March 31, 1996 compared to cash provided from investing activities of $277,000 for the same period a year ago. The increased use of cash was primarily due to cash payments related to the ACD asset acquisition offset by a decrease in cash used for capital expenditures. Cash used for capital expenditures was approximately $200,000 for the three months ended March 31, 1996 compared to $702,000 for the three months ended March 31, 1995. Most of the additions were for the purchase of computer and lab equipment for research and development. The majority of tangible assets acquired from ACD consisted of computer equipment. The Company expects the level of capital expenditures will increase in 1996 in proportion to increases in planned development projects and increased personnel levels.

Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Significant additional capital resources, however, may be required to fund acquisitions of complementary businesses, products or technologies. Alternatively, the Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions.

The Company believes the impact of inflation on its business activities has not been significant to date.

Risks and Uncertainties

         Concentration of Major Customers; Telephone Company Qualification Requirements. The market for telephone network test and performance monitoring systems consists primarily of telephone companies, including the seven RBOCs, other local telephone companies and long distance telephone companies. The Company's marketing efforts have focused on the RBOCs. Accordingly, at present the Company's customer base is highly concentrated and there can be no assurance that its customer base will become less concentrated. Further, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Prior to selling products to a telephone company, a vendor must first undergo a product qualification process for its products with the telephone company. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, six of the seven RBOCs have qualified and deployed the Company's T3AS products. Further, any failure on the part of any of the RBOCs or other telephone companies to maintain their qualification of the Company's T3AS products, failure of any of the RBOCs or other telephone companies to deploy the Company's T3AS products, or any attempt by any of the RBOCs or other telephone companies to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and U S West have entered into purchase contracts with the Company. Other RBOCs, independent telephone companies, and other telephone service providers purchase the Company's T3AS products under standard purchase orders. Since the RBOC contracts may be terminated at the convenience of the RBOC, the Company believes that the purchase contracts are not materially different than purchasing under purchase orders. There can be no assurance that the Company's T3AS products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, telephone company work force reductions and staff reassignments have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

         High Dependence on Single Product Line. The majority of the Company's revenue to date has been derived from the sale of T3AS products and services and the Company expects that this will continue for the foreseeable future. Failure by the Company to enhance its existing T3AS products and to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

         Rapid Technological Change and Dependence on New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of telephone network test and performance-monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance T3AS products, to develop and introduce new products for the telephone network test and performance-monitoring market and other markets, to address new industry transmission standards and changing customer needs, and to achieve broad market acceptance for its products. In particular, the Company anticipates that the SONET and SDH optical transmission standards will become the industry transmission standards over the coming years for the North American and international networks, respectively. The Company's current T3AS products do not address either the SONET or SDH transmission standard. The Company intends to extend its current products and develop new products to accommodate such new transmission standards, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop a product which addresses such transmission standards could in the future adversely affect the sale and deployment of the Company's T3AS products. Any failure by the Company to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry transmission standards or customer requirements, or any significant delays in product development or introduction could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others, or that such products will achieve market acceptance. The Company may acquire from time to time, complementary businesses, products or technologies. In connection with such acquisitions, the Company may be required to commit substantial capital and human resources and may incur increased expenses. In February 1996, the Company acquired certain assets of ACD. As the Company invests in product development, marketing, and sales support for the acquired ACD products, the associated expenses could have an adverse effect on the Company's business, operating results and financial condition.

         Dependence on Suppliers and Subcontractors; Need to Make Advance Purchase Commitments. Certain components used in the Company's T3AS products and Remote Module product, including its VLSI ASICs and other components, are available from a single source or a limited number of sources. The Company has no supply agreements and generally makes its purchases with purchase orders. Further, certain components require an order lead time of up to one year. Other components that currently are readily available may become difficult to obtain in the future. Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production in response to customer orders in excess of amounts projected by the Company. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. There can be no assurance that delays in key component and part deliveries will not occur in the future. The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and operating results. Additionally, the Company uses third-party subcontractors for the manufacture of its subassemblies. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and could result in increased prices for affected parts. To procure adequate supplies of certain components, the Company must make advance commitments to purchase relatively large quantities of such components in a number of circumstances. A large portion of the Company's purchase commitments consist of custom parts, some of which are sole-source such as VLSI ASICs, for which there is no alternative use or application. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company's business, operating results and financial condition.

         Product Recall. Producers of telephone network equipment, including test access and performance monitoring systems such as those being marketed by the Company, are often required to meet rigorous standards imposed by Bellcore, the research and development entity created following the divestiture of AT&T to provide ongoing engineering support to the RBOCs. In addition, the Company must meet specialized standards imposed by its customers. The Company's systems are also required to interface in a complex and changing environment with telecommunication network equipment made by numerous suppliers. In the event there are material deficiencies or defects in the design or manufacture of the Company's systems, or if the Company's systems become incompatible with existing third-party network equipment, the affected products could be subject to a recall. The Company has experienced two significant product recalls in its history and there can be no assurance that the Company will not experience any product recalls in the future. The cost of any subsequent product recall and associated negative publicity could have a material adverse effect on the Company's business, operating results and financial condition.

         Competition. The Company believes the principal competitive factors in its market are conformance with Bellcore and other industry transmission standards and specifications; product features, including price, performance and reliability; technical support; and the maintenance of close working relationships with customers. The Company believes it has competed favorably, to date, with respect to each of these factors. There can be no assurance, however, that the Company will compete successfully in the future. The Company believes there are currently no competitors that provide an integrated comprehensive solution to performance monitoring and testing of the DS3 circuit as does the Company's T3AS system. The Company believes there are fewer than 10 current competitors that provide partial solutions to either performance monitoring or testing of the DS1 or DS0 circuits that make up the DS3 circuit. Such competitors and prospective competitors include a number of companies, such as manufacturers of DS1 test and monitoring equipment, manufacturers of NIUs, manufacturers of digital cross-connect test and performance monitoring equipment and manufacturers of large transmission equipment. Many of these competitors have significantly greater technical, financial, manufacturing and marketing resources than the Company, and several of them have long-established relationships with telephone companies. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

         Proprietary Technology. ADA relies on a combination of technical leadership, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customer's needs. Currently, the Company has two U.S. patents granted and three U.S. patent applications allowed. One of the allowed patent applications relates to the Company's Remote Module product. Additionally, the Company has seven pending U.S. patent applications and two international (Patent Cooperation Treaty) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company with significant protection or will not be challenged. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is not aware of infringement by its products or technology of the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, results of operations and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

         Management of Changing Business. Over the past three years, the Company has experienced significant growth in its infrastructure as the Company seeks to expand its business. Such growth has placed, and is expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in hiring sufficient numbers of qualified personnel to support the expansion of the business. In February 1996, the Company acquired certain assets of ACD. As a result of the acquisition, the Company obtained office space and hired personnel in Indiana to support the business operations of the new products acquired. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of either the ACD asset acquisition or in the future in the event that growth continues. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Key Personnel. The success of the Company is dependent, in part, on its ability to attract and retain highly qualified personnel. Competition for such personnel is intense and the inability to attract and retain additional key employees or the loss of one or more current key employees could adversely affect the Company. There can be no assurance that the Company will be successful in hiring or retaining requisite personnel.

         Volatility of Stock Price. The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by public market analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In March 1995, a class action lawsuit was filed against the Company and two of its officers, one of whom is also a director of the Company, in the U.S. District Court for the Southern District of Southern California. The suit alleged violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended ("the Act"), arising out of alleged misrepresentations and omissions by the Company and the named officers. The suit also alleged violation of Section 20(a) of the Act arising out of the alleged "control" of the Company by the officer defendants. The suit was brought on behalf of purchasers of the Company's securities during the period October 10, 1994 through March 29, 1995, and sought unspecified damages. In December 1995, the Company entered into a settlement agreement pursuant to which all claims were dismissed with prejudice subject to finalization of formal settlement documents and court approval which was received in February 1996. The litigation was settled for approximately $1.5 million, of which the Company was obligated to pay approximately $446,000 with the remainder paid by the Company's directors' and officers' liability insurance carrier. Charges associated with the suit were accrued in 1995.

From time to time, ADA may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Quarterly Report, the Company is not a party to any legal proceedings.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit
Number                     Description

11.1              Statement regarding computation of net income (loss)
                    per share.

27.1              Financial Data Schedule.


(b)   Reports on Form 8-K.

On March 15, 1996, the Company filed a report on Form 8-K in connection with the acquisition of certain assets of Applied Computing Devices, Inc. ("ACD") at an auction held in Federal Bankruptcy Court, Southern District of

Indiana. ACD developed and marketed operations systems software used primarily by independent telephone companies to manage certain functions in their networks.

On May 14, 1996, the Company filed a report on Form 8-K/A to provide financial statements of ACD as required by Regulation S-X, along with applicable pro forma financial information required pursuant to Article 11 of Regulation S-X.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Applied Digital Access, Inc.

         Date: May 15, 1996            /s/ Peter P. Savage
                                       ------------------------------
                                       Peter P. Savage
                                       Director
                                       President and Chief Executive
                                       Officer



         Date: May 15, 1996            /s/ Richard W. Carter
                                       ------------------------------
                                       Richard W. Carter
                                       Vice President Finance and
                                       Administration and Chief
                                       Financial Officer