Form 10-Q
period 1996-06-30
APPLIED DIGITAL ACCESS INC
filed 1996-08-14
CIK 919048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30. 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

There were 12,205,868 shares of the registrant's Common Stock, no par value, outstanding on July 31,1996.

                          APPLIED DIGITAL ACCESS, INC.

                               INDEX TO FORM 10-Q

                                                                           Page

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

              Condensed Balance Sheets at June 30, 1996 and
              December 31, 1995                                              3

              Condensed Statements of Operations for the three
              and six months ended June 30, 1996 and
              June 30, 1995                                                  4

              Condensed Statements of Cash Flows for the six
              months ended June 30, 1996 and
              June 30, 1995                                                  5

              Notes to Condensed Financial Statements                        6-7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  8-10

              Risks and Uncertainties                                        11-13

PART II.          OTHER INFORMATION

Item 1.       Legal Proceedings                                              14

Item 2.       Changes in Securities                                          14

Item 3.       Defaults Upon Senior Securities                                14

Item 4.       Submission of Matters to a Vote of  Security Holders           14-15

Item 5.       Other Information                                              15

Item 6.       Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                   16

Item 1.

                          APPLIED DIGITAL ACCESS, INC.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1996          1995
                                                                          ----          ----
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                                           $  1,883      $  1,673
   Investments - current                                                 22,076        25,079
   Accounts receivable, net                                               3,411         5,358
   Inventory, net                                                         7,441         6,572
   Deferred income taxes                                                    750           750
   Prepaid expenses and other current assets                              1,646         1,296
                                                                       --------      --------
          Total current assets                                           37,207        40,728

Investments - non-current                                                 5,972         5,095
Property and equipment, net                                               4,019         3,361
Deferred income taxes                                                       752           752
Other, net                                                                  315             -
                                                                       --------      --------
                                                                       $ 48,265      $ 49,936
                                                                       --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $  1,724      $ 1,820
   Accrued expenses                                                       1,338          843
   Accrued warranty                                                       1,368        1,305
   Current portion of obligations under capital leases                       23           32
                                                                       --------      -------
          Total current liabilities                                       4,453        4,000

   Obligations under capital leases, net of current portion                  41           49
                                                                       --------      -------
          Total liabilities                                               4,494        4,049
                                                                       --------      -------

Shareholders' equity:
   Preferred stock, no par value, 7,500,000 shares authorized,
     no shares issued                                                         -           -
   Common stock, no par value, 30,000,000 shares authorized,
     11,999,680 and 11,899,216 shares issued and outstanding at
     June 30, 1996 and December 31, 1995, respectively                   49,318       49,000
   Additional paid-in capital                                             2,416        2,391
   Unrealized gain (loss) on investments                                     (4)         147
   Accumulated deficit                                                   (7,959)      (5,651)
                                                                       --------      -------
          Total shareholders' equity                                     43,771       45,887
                                                                       --------      -------
                                                                       $ 48,265      $49,936
                                                                       --------      -------

The accompanying notes are an integral part of the financial statements.

                          APPLIED DIGITAL ACCESS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS                            FOR THE SIX MONTHS
                                                       ENDED JUNE 30,                                 ENDED JUNE 30,
                                         ------------------------------------------      -----------------------------------------
                                               1996  (Amounts in thousands     1995            1996  (Amounts in thousands    1995
                                               ----  except per share data)    ----            ----  except per share data)   ----
Revenue                                      $4,516                            $4,836       $11,153                        $12,856
Cost of revenue                               2,047                             1,813         5,067                          4,869
                                         ----------                      ------------    ----------                     ----------
Gross profit                                  2,469                             3,023         6,086                          7,987

Operating expenses:

    Research and development                  1,905                             1,351          3,572                         2,646
    In-process research and development
       related to asset acquisition               -                                 -          1,186                             -
    Sales and marketing                       1,760                             1,029          3,201                         2,011
    General and administrative                  750                               619          1,430                         1,329
                                         ----------                      ------------    -----------                   -----------
Total operating expenses                      4,415                             3,199          9,389                         5,986
                                         ----------                      ------------    -----------                   -----------
Operating income (loss)                      (1,946)                             (176)        (3,303)                        2,001

Interest income                                 479                               522            953                         1,026
Other income (expense), net                      27                                 5             42                            (2)
                                         ----------                      ------------    -----------                   -----------

Income (loss) before income taxes            (1,440)                              351         (2,308)                        3,025

Provision for income taxes                        -                               123              -                         1,059
                                         ----------                      ------------     -----------                 ------------
Net income (loss)                           ($1,440)                             $228         ($2,308)                      $1,966
                                        ===========                      ============     ===========                 ============
Net income (loss) per share                  ($0.12)                            $0.02          ($0.19)                       $0.15
                                        ===========                      ============     ===========                 ============
Number of shares used in per share
    computations                             11,983                            12,772          11,961                       12,798

The accompanying notes are an integral part of the financial statements.

                          APPLIED DIGITAL ACCESS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            FOR THE SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                         ------------------------
                                                                                         1996                1995
                                                                                         ----                ----
                                                                                         (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss)                                                                  ($2,308)             $1,966
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
        In-process research and development related to asset acquisition                 1,186                   -
        Depreciation and amortization                                                      630                 433
        Other                                                                               25                  26
    Changes in assets and liabilities:
        Accounts receivable                                                              1,947              (1,439)
        Inventory                                                                         (869)             (1,690)
        Prepaid expenses and other current assets                                         (350)                  5
        Accounts payable                                                                   (96)               (823)
        Accrued expenses                                                                   510                 264
        Accrued warranty                                                                    63                 (24)
                                                                                  ------------        ------------
        Net cash provided (used) by
         operating activities                                                              738              (1,282)
                                                                                  ------------        -------------
Cash flows from investing activities:

    Purchases of investments                                                           (12,026)            (12,852)
    Maturities of investments                                                           13,935              16,830
    Purchases of property and equipment                                                   (838)             (1,168)
    Purchase costs related to asset acquisition                                         (1,900)                  -
                                                                                  -------------       -------------
        Net cash provided (used) by investing activities                                  (829)              2,810
                                                                                  ------------        -------------
Cash flows from financing activities:
    Principal payments on capital leases                                                   (17)                (89)
    Proceeds from the issuance of common
      stock under stock option plans                                                       318                 459
                                                                                  ------------        ------------

        Net cash provided by financing activities                                          301                 370
                                                                                  ------------        -------------

        Net increase in cash and cash equivalents                                          210               1,898

    Cash and cash equivalents, beginning of period                                       1,673               2,680
                                                                                  ------------        -------------
    Cash and cash equivalents, end of period                                            $1,883              $4,578
                                                                                  ------------        -------------

The accompanying notes are an integral part of the financial statements.

                          APPLIED DIGITAL ACCESS, INC.

                     Notes to Condensed Financial Statements
                                  June 30, 1996
                                   (Unaudited)

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

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC.

2.  Inventory

    Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:

                                                      June 30, 1996              December 31, 1995
                                                      -------------              -----------------
                                                                 (Dollars in thousands)
                  Raw materials                           $3,875                       $3,483
                  Work-in-process                          2,530                        2,314
                  Finished goods                           1,505                        1,313
                                                           -----                       ------
                                                           7,910                        7,110
                  Less inventory reserve                    (469)                        (538)
                                                          ------                       -------
                                                          $7,441                       $6,572
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

4.   Acquisitions

    On February 29, 1996, the Company acquired certain assets of Applied Computing Devices, Inc. ("ACD"), a company that developed and marketed operations systems ("OS") software used primarily by independent telephone companies to manage certain functions in their networks. The customer set and products of ACD complement those of ADA and ADA intends to continue to market and enhance these products. The Company acquired the assets for $1.7 million in cash and incurred approximately $.2 million in related costs. The assets were acquired at an auction held in Federal Bankruptcy Court, Southern District of Indiana. The transaction, which was accounted for as a purchase, included the acquisition of in-process research and development valued at approximately $1.2 million; property and equipment valued at approximately $.4 million; and purchased technology valued at approximately $.3 million. The Company recorded a one-time charge in the first quarter of 1996 for the $1.2 million associated with purchased research and development costs.

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

                    CONDENSED PRO FORMA RESULTS OF OPERATIONS
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    1996               1995
                                                                    ----               ----
                           Revenue                                 $11,253            $17,231
                           Net income (loss)                        (2,828)              (795)
                           Net income (loss) per share              ($0.24)            ($0.07)
                           Weighted average shares used
                           in computation                           11,983             11,742


5.  Subsequent Events

    On July 16, 1996, the Company acquired certain assets of MPR Teltech, a subsidiary of BC TELECOM, Inc. The assets acquired were part of MPR Teltech's operating unit commonly known as the Special Services Network division ("SSN"). The Company and its Canadian subsidiary, Applied Digital Access - Canada, Inc. ("ADA-Canada") acquired the assets for $4.2 million in cash and 150,000 shares of the Company's common stock. SSN is an operations systems software development group with expertise in development of network management systems for public carriers. SSN developed operations systems software primarily for Northern Telecom ("Nortel"). SSN has become part of ADA-Canada and will develop network performance management operations systems software products for the Company and its customers, including Nortel. The acquisition of the SSN assets acquired will be treated as a purchase for accounting purposes. The Company intends to take a one-time charge in the third quarter for purchased research and development related to the acquisition. As of the filing of this report it was impractical to provide the financial statements of SSN and pro forma financial information. The Company will file the required financial statements and pro forma financial information under cover of Form 8-K/A on or before September 30, 1996.

Item 2.

                          APPLIED DIGITAL ACCESS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 30, 1996

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.

Overview

On July 16, 1996, the Company acquired certain assets of MPR Teltech, a subsidiary of BC TELECOM, Inc. The assets acquired were part of MPR Teltech's operating unit commonly known as SSN. The Company and its Canadian subsidiary ADA-Canada acquired the assets for $4.2 million in cash and 150,000 shares of the Company's common stock. SSN is an operations systems software development group with expertise in development of network management systems for public carriers. SSN developed operations systems software primarily for Nortel.
SSN has become part of ADA-Canada and will develop network performance management operations systems software products for the Company and its customers, including Nortel. The Company expects to take a one-time charge in the third quarter for purchased research and development related to the asset acquisition.

On February 29, 1996, the Company acquired certain assets of ACD, a company that developed and marketed OS software used primarily by independent telephone companies to manage certain functions in their networks. The customer set and products of ACD complement those of ADA, and ADA intends to continue to market and enhance these products. The Company acquired the assets for $1.7 million in cash and incurred approximately $.2 million in related costs. The assets were acquired at an auction held in Federal Bankruptcy Court, Southern District of Indiana. Since filing for bankruptcy in September 1995, ACD had not generated significant revenue. The Company recorded a one-time charge of approximately $1.2 million associated with purchased research and development in the first quarter of 1996 as a result of the acquisition.

In February 1996, the settlement of a class action lawsuit filed against the Company and two of its officers in March 1995 was finalized and received court approval. The settlement had previously been announced in December 1995. The litigation was settled for approximately $1.5 million, of which the Company was obligated to pay approximately $.4 million with the remainder paid by the Company's directors' and officers' liability insurance carrier. Charges associated with the suit were accrued in 1995.

Factors that may be affecting the Company's results of operations include the impact of one major customer delaying its reengineering program during 1995. Although this customer resumed ordering the Company's T3AS products in late 1995, the Company is uncertain whether this customer will continue its reengineering program beyond its current level, if at all. Other factors include continued capital spending constraints at several of the Company's other customers; the impact of reorganizations, restructurings and reductions-in-force at several of the Company's Regional Bell Operating Company ("RBOC") customers; deregulation of the telecommunications industry; and the delay in the receipt of the FCC's informal assessment on the Company's Remote Module product, received in September 1995 following introduction of the product in March 1995. The Company believes that deregulation and the resulting increased number of competitors providing telecommunications services could result in an expansion of the Company's customer base and increased competition with regard to service levels and costs, ultimately causing an increased demand for the Company's products. However, additional delays in the deployment of the Company's products and continued uncertainty surrounding the telecommunications industry may have a material adverse impact on the Company's business, operating results and financial condition. As a result of the uncertainties faced by the Company's customers, the Company continues to have limited visibility with regard to future customer orders and the timing of such orders. Customers have been placing orders quarterly and the Company has been operating in a book and ship mode. With a small customer base and fluctuating order size, this trend has resulted in quarter-to-quarter revenue fluctuations that are likely to continue for the foreseeable future.

Results of Operations

Revenue decreased 7% from $4,836,000 for the three months ended June 30, 1995 to $4,516,000 for the three months ended June 30, 1996. Revenue decreased 13% from $12,856,000 for the six months ended June 30, 1995 to $11,153,000 for the six months ended June 30, 1996. The decrease resulted from decreased sales of the Company's T3AS products compared to the same period in the prior year. Revenue for the quarter ended June 30, 1996 included approximately $.9 million in engineering and installation ("E&I") services provided to customers for the installation of the Company's T3AS products, compared to $.8 million for the same quarter a year ago and $2.6 million for the six months ended June 30, 1996 compared to $.9 million for the same period last year. One RBOC customer accounted for the majority of the E&I revenue, and to date, the Company has not received significant orders for E&I services from any other customer. Although the Company intends to continue to offer E&I services to its customers, the Company does not expect to maintain the current level of E&I revenue, and is uncertain as to the future level of business, if any, related to E&I services. Revenue for the quarter ended June 30, 1996, included approximately $.8 million in OS product sales and services. The Company intends to continue to market and develop OS products and services but is uncertain as to the future level of business related to these products. The majority of the Company's revenue to date has been derived from the sale of T3AS products. The Company expects that revenue from sales of T3AS products will continue to account for the majority of the Company's revenue for the foreseeable future.

Gross profit decreased 18% from $3,023,000 for the three months ended June 30, 1995 to $2,469,000 for the three months ended June 30, 1996 and decreased as a percent of revenue from 62% for the three months ended June 30, 1995 to 55% for the three months ended June 30, 1996. Gross profit decreased 24% from $7,987,000 for the six months ended June 30, 1995 to $6,086,000 for the six months ended June 30, 1996 and decreased as a percent of revenue from 62% for the six months ended June 30, 1995 to 55% for the six months ended June 30, 1996. The decreases were primarily the result of decreased sales of the Company's T3AS products, product mix weighted toward lower margin products and services, and the absorption of relatively fixed manufacturing overhead costs by a lower revenue base, compared to the same period last year. There can be no assurance that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. In September 1995, the Company implemented price reductions on certain components of the Company's T3AS base system to reduce the cost of initial system deployments in new sites, particularly in low-circuit-density applications of DS1 circuit applications. In the event future product mix is weighted toward price-reduced components, there may be a negative impact on gross profit. There can be no assurance that the price reductions will result in increased orders for the Company's products. In addition to the factors discussed above, other factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressures in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material costs, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

Research and development expenses increased 41% from $1,351,000 for the three months ended June 30, 1995 to $1,905,000 for the three months ended June 30, 1996. Research and development expenses increased 35% from $2,646,000 for the six months ended June 30, 1995 to $3,572,000 for the six months ended June 30, 1996. The increases were primarily due to the additions of research and development personnel and related recruiting efforts, and increases in non-recurring engineering (NRE) expenses due to timing of planned development projects compared to the same period last year. Research and development personnel expenses for the three and six month periods ended June 30, 1996 increased 43% and 33%, respectively, compared to the same periods in the prior year. Of these percentage increases, approximately seventeen points and twelve points, respectively, are attributable to the addition of research and development personnel related to the ACD asset acquisition. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

In the first quarter of 1996, the Company recorded a one-time charge of approximately $1.2 million for purchased research and development costs related to the ACD asset acquisition. The Company expects to take a one-time charge in the third quarter of 1996 for purchased research and development related to the SSN acquisition.


Sales and marketing expenses increased approximately 71% from $1,029,000 for the three months ended June 30, 1995 to $1,760,000 for the three months ended June 30, 1996. Sales and marketing expenses increased approximately 59% from $2,011,000 for the six months ended June 30, 1995 to $3,201,000 for the six months ended June 30, 1996. The increases were primarily the result of the addition of technical support and marketing personnel and increased promotional expenses. Of the total percentage increases above, approximately 21 and 14 points, respectively, of the total increase are attributable to the addition of marketing and customer support personnel related to the ACD asset acquisition. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support planned product introductions.

General and administrative expenses decreased approximately 8%, from $819,000 for the three months ended June 30, 1995 to $750,000 for the three months ended June 30, 1996. This decrease is primarily due to lower legal expenses related to last year's lawsuit, offset by increased consulting expenses related to the Company's recruiting efforts for additional personnel. General and administrative expenses increased approximately 8%, from $1,329,000 for the six months ended June 30, 1995 to $1,430,000 for the six months ended June 30, 1996. The increase was mostly the result of increased consulting expenses related to the Company's recruiting efforts for additional personnel and increased administrative support. The Company expects that general and administrative expenses will increase in absolute dollars as the administrative support needs of the Company increase.

Interest income decreased approximately 8% from $522,000 for the three months ended June 30, 1995 to $479,000 for the three months ended June 30, 1996. Interest income decreased approximately 7% from $1,026,000 for the six months ended June 30, 1995 to $953,000 for the six months ended June 30, 1996. The decreases are primarily the result of a decrease in cash investments compared to the same periods last year.

The Company did not provide for income taxes for the six months ended June 30, 1996 due to a net loss, compared to an effective rate of 35% for the six months ended June 30, 1995. The Company expects to provide for federal and state income taxes for 1996 at applicable statutory rates, after giving effect to remaining available net operating loss carryforwards and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $1,440,000, or $.12 per share, for the three months ended June 30, 1996 compared to net income of $228,000, or $.02 per share for the three months ended June 30, 1995. The Company incurred a net loss of $2,308,000, or $.19 per share, for the six months ended June 30, 1996 compared to net income of $1,966,000, or $.15 per share for the six months ended June 30, 1995. Excluding the $1.2 million charge associated with the acquisition of ACD assets, the Company would have recorded a net loss of $1,122,000, or $.09 per share, for the six months ended June 30, 1996.

Liquidity and Capital Resources

At June 30, 1996, the Company had approximately $29,931,000 in cash and investments, compared to $31,847,000 at December 31, 1995. The decrease in cash and investments is primarily due to cash payments related to the ACD asset acquisition.

Working capital decreased approximately $3,974,000 from $36,728,000 at December 31, 1995 to $32,754,000 at June 30, 1996. The decrease in working capital was primarily the result of the ACD asset acquisition, an increase in long-term investments and an increased inventory level.

For the six months ended June 30, 1996, the Company generated $738,000 from operating activities primarily as a result of decreased accounts receivable compared to the use of $1,282,000 by operating activities for the six months ended June 30, 1995.

Net cash used in investing activities was $829,000 for the six months ended June 30, 1996 compared to cash provided from investing activities of $2,810,000 for the same period a year ago. The increased use of cash was primarily due to cash payments related to the ACD asset acquisition and cash used for capital expenditures. Cash used for capital expenditures was approximately $838,000 for the six months ended June 30, 1996 compared to $1,168,000 for the six months ended June 30, 1995. Most of the additions were for the purchase of computer and lab equipment to support the Company's expanded research and development efforts. The majority of tangible assets acquired from ACD consisted of computer equipment. The Company expects the level of capital expenditures will increase in 1996 in proportion to increases in planned development projects and increased personnel levels.

In July 1996, the Company and its Canadian subsidiary, ADA-Canada, purchased the assets of MPR Teltech's SSN division for $4.2 million in cash and 150,000 shares of the Company's common stock. The majority of the tangible assets acquired from MPR Teltech consisted of computer equipment.

Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Significant additional capital resources, however, may be required to fund acquisitions of complementary businesses, products or technologies. Alternatively, the Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions. At present, the Company does not have any agreements or commitments with respect to any such acquisition.

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

       Rapid Technological Change and Dependence on New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of telephone network test and performance- monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance T3AS products, to develop and introduce new products for the telephone network test and performance-monitoring market and other markets, to address new industry transmission standards and changing customer needs, and to achieve broad market acceptance for its products. In particular, the Company anticipates that the SONET and SDH optical transmission standards will become the industry transmission standards over the coming years for the North American and international networks, respectively. The Company's current T3AS products do not address either the SONET or SDH transmission standard. The Company intends to extend its current products and develop new products to accommodate such new transmission standards, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop a product which addresses such transmission standards could adversely affect the sale and deployment of the Company's T3AS products. Any failure by the Company to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry transmission standards or customer requirements, or any significant delays in product development or introduction could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others, or that such products will achieve market acceptance. The Company may acquire from time to time, complementary businesses, products or technologies. In connection with such acquisitions, the Company may be required to commit substantial capital and human resources and may incur increased expenses. In February 1996, the Company acquired certain assets of ACD and in July 1996, the Company acquired certain assets of MPR Teltech. As the Company invests in product development, marketing, and sales support for the acquired assets, the associated expenses could have an adverse effect on the Company's business, operating results and financial condition.

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

       Competition. The Company believes the principal competitive factors in its market are conformance with Bellcore and other industry transmission standards and specifications; product features, including price, performance and reliability; technical support; and the maintenance of close working relationships with customers. The Company believes it has competed favorably, to date, with respect to each of these factors. There can be no assurance, however, that the Company will compete successfully in the future. The Company believes there are currently no competitors that provide an integrated comprehensive solution to performance monitoring and testing of the DS3 circuit as does the Company's T3AS system. The Company believes there are fewer than 10 current competitors that provide partial solutions to either performance monitoring or testing of the DS1 or DS0 circuits that make up the DS3 circuit. Such competitors and prospective competitors include a number of companies, such as manufacturers of DS1 test and monitoring equipment, manufacturers of NIUs, manufacturers of digital cross-connect test and performance monitoring equipment and manufacturers of large transmission equipment. Additionally, the Company believes there are currently fewer than 20 current competitors that provide OS applications for network systems management. Many of these competitors have significantly greater technical, financial, manufacturing and marketing resources than the Company, and several of them have long-established relationships with telephone companies. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

       Proprietary Technology. The Company relies on a combination of technical leadership, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customer's needs. Currently, the Company has two U.S. patents granted and three U.S. patent applications allowed. One of the allowed patent applications relates to the Company's Remote Module product. Additionally, the Company has seven pending U.S. patent applications and two international (Patent Cooperation Treaty) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company with significant protection or will not be challenged. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is not aware of infringement by its products or technology of the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, results of operations and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

       Management of Changing Business. In February 1996, the Company acquired certain assets of ACD and in July 1996, the Company acquired certain assets of MPR Teltech. As a result of these acquisitions, the Company obtained additional office space and hired additional personnel in both Indiana and British Columbia, Canada to support the business operations of the new products, services and technologies acquired. In addition, over the past three years, the Company has experienced significant growth in its infrastructure as the Company seeks to expand its business. Such growth has placed, and is expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of either the ACD and MPR Teltech asset acquisitions or in the future in the event that growth continues. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         None.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The Annual Meeting of Shareholders was held on May 23, 1996. At the meeting, the shareholders elected Patricia L. Higgins, Christopher B. Paisley, Peter P. Savage, Edward F. Tuck and Geoffrey Y. Yang as directors of the Company for the ensuing year and until their respective successors are elected. The following table sets forth the voting in this election:

                                              For          Against        Withheld
      Patricia L. Higgins                 9,662,231            -          284,691
      Christopher B. Paisley              9,662,531            -          284,391
      Peter P. Savage                     9,663,506            -          283,416
      Edward F. Tuck                      9,665,397            -          281,525
      Geoffrey Y. Yang                    9,664,097            -          282,825

         In addition, the shareholders voted on the following proposals:

         (a) To approve an amendment to the 1994 Stock Option/Stock Issuance Plan increasing the number of shares of Common Stock authorized to be issued by 1,000,000 shares:

                            For               Against          Abstain              Broker Non-Votes
                            ---------------------------------------------------------------------------------------
                            5,008,466         1,850,315        41,456                 2,952,085

         This proposal was approved.

         (b) To approve an amendment to the 1994 Employee Stock Purchase Plan increasing the number of shares of Common Stock authorized to be issued by 100,000 shares:

                            For               Against                   Abstain                    Broker Non-Votes
                            6,692,532         370,467                   41,456                     2,747,867

         This proposal was approved.

         (c) To ratify the appointment of Coopers and Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending December 31, 1996:

                            For               Against                   Abstain
                            9,908,232         15,925                    22,765

         This proposal was approved.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

      Exhibit
      Number                         Description
      10.1*                 Applied Digital Access 1994 Stock Option/Stock
                            Issuance Plan, as amended (Exhibit 99.1).
      10.2*                 Applied Digital Access 1994 Employee Stock Purchase
                            Plan, as amended (Exhibit 99.4).
      10.3*                 Applied Digital Access 1996 Non-Qualified Stock
                            Option Plan (Exhibit 99.6).
      11.1                  Statement regarding computation of net income (loss) per share.
      27.1                  Financial Data Schedule.

      * Incorporated by reference to the same numbered exhibit (except as otherwise referenced) in the Company's registration statement on Form S-8 (No. 333-08297) filed by the Company with the SEC on July 17, 1996.

         (b) Reports on Form 8-K.

         On March 15, 1996, the Company filed a report on Form 8-K in connection with the acquisition of certain assets of ACD at an auction held in Federal Bankruptcy Court, Southern District of Indiana. ACD developed and marketed operations systems software used primarily by independent telephone companies to manage certain functions in their networks.

         On May 14, 1996, the Company filed a report on Form 8-K/A to provide financial statements of ACD as required by Regulation S-X, along with applicable pro forma financial information required pursuant to Article 11 of Regulation S-X.

         On July 31, 1996, the Company filed a report on Form 8-K in connection with the acquisition of certain assets of MPR Teltech.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Applied Digital Access, Inc.

         Date: August 14, 1996         /s/ Peter P. Savage
               ---------------         --------------------
                                       Peter P. Savage
                                       Director
                                       President and Chief Executive
                                       Officer

         Date: August 14, 1996         /s/ James L. Keefe
               ---------------         -------------------
                                       James L. Keefe
                                       Vice President Finance and
                                       Administration and Chief
                                       Financial Officer