Form 10-Q
period 1996-09-30
APPLIED DIGITAL ACCESS INC
filed 1996-11-14
CIK 919048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

           [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 12,236,383 shares of the registrant's Common Stock, no par value, outstanding on October 31,1996.

                          APPLIED DIGITAL ACCESS, INC.

                               INDEX TO FORM 10-Q

                                                                         Page
PART I.         FINANCIAL INFORMATION

  Item 1.       Financial Statements

                Condensed Consolidated Balance Sheets at
                September 30, 1996 and December 31, 1995                   3

                Condensed Consolidated Statements of Operations for
                the three and nine months ended September 30, 1996
                and September 30, 1995                                     4

                Condensed Consolidated Statements of Cash Flows for
                the nine months ended September 30, 1996 and
                September 30, 1995                                         5

                Notes to Condensed Consolidated Financial Statements     6-7

  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations           8-11

                Risks and Uncertainties                                11-13


PART II.        OTHER INFORMATION

  Item 1.       Legal Proceedings                                         14

  Item 2.       Changes in Securities                                     14

  Item 3.       Defaults Upon Senior Securities                           14

  Item 4.       Submission of Matters to a Vote of  Security Holders      14

  Item 5.       Other Information                                         14

  Item 6.       Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                                15

Item 1.                                                                  Page 3

                          APPLIED DIGITAL ACCESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                        1996            1995
                                                                      --------        --------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
------
Current assets:
   Cash and cash equivalents                                          $  2,359        $  1,673
   Investments - current                                                19,030          25,079
   Accounts receivable, net                                              5,872           5,358
   Inventory, net                                                        7,449           6,572
   Deferred income taxes                                                   750             750
   Prepaid expenses and other current assets                             1,051           1,296
                                                                      --------        --------

          Total current assets                                          36,511          40,728

Investments - non-current                                                1,999           5,095

Property and equipment, net                                              4,684           3,361
Deferred income taxes                                                      752             752
Other, net                                                               3,056            --
                                                                      --------        --------

                                                                      $ 47,002        $ 49,936
                                                                      --------        --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  2,203        $  1,820
   Accrued expenses                                                      1,490             843
   Accrued warranty                                                      1,388           1,305
   Current portion of obligations under capital leases                      18              32
                                                                      --------        --------

          Total current liabilities                                      5,099           4,000

   Obligations under capital leases, net of current portion                 37              49
                                                                      --------        --------

          Total liabilities                                              5,136           4,049
                                                                      --------        --------


Shareholders' equity:
   Preferred stock, no par value, 7,500,000 shares authorized,
     no shares issued                                                     --              --
   Common stock, no par value, 30,000,000 shares authorized,
     12,231,682 and 11,899,216 shares issued and outstanding at
     September 30, 1996 and December 31, 1995, respectively             50,564          49,000
   Additional paid-in capital                                            2,421           2,391
   Unrealized gain on investments                                            5             147
   Accumulated deficit                                                 (11,124)         (5,651)
                                                                      --------        --------

          Total shareholders' equity                                    41,866          45,887
                                                                      --------        --------

                                                                      $ 47,002        $ 49,936
                                                                      --------        --------

The accompanying notes are an integral part of the financial statements.

                          APPLIED DIGITAL ACCESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                1996             1995           1996            1995
                                                ----             ----           ----            ----
                                                (Amounts in thousands          (Amounts in thousands
                                                except per share data)          except per share data)
Revenue                                       $  6,957        $  2,016        $ 18,110        $ 14,872
Cost of revenue                                  3,807           1,162           8,874           6,032
                                              --------        --------        --------        --------

Gross profit                                     3,150             854           9,236           8,840

Operating expenses:
    Research and development                     1,816           1,512           5,388           4,158
    In-process research and development
       related to asset acquisition              2,100            --             3,286            --
    Sales and marketing                          1,631             985           4,832           2,995
    General and administrative                     983           1,133           2,413           2,462
                                              --------        --------        --------        --------

Total operating expenses                         6,530           3,630          15,919           9,615
                                              --------        --------        --------        --------

Operating loss                                  (3,380)         (2,776)         (6,683)           (775)

Interest income                                    384             507           1,337           1,532
Other income (expense), net                          4               2              46               1
                                              --------        --------        --------        --------

Income (loss) before income taxes               (2,992)         (2,267)         (5,300)            758

Provision (benefit) for income taxes               173            (793)            173             266
                                              --------        --------        --------        --------

Net income (loss)                             ($ 3,165)       ($ 1,474)       ($ 5,473)       $    492
                                              ========        ========        ========        ========

Net income (loss) per share                   ($  0.26)       ($  0.12)       ($  0.45)       $   0.04
                                              ========        ========        ========        ========

Number of shares used in per share
    computations                                12,175          11,854          12,033          12,826


The accompanying notes are an integral part of the financial statements.

                          APPLIED DIGITAL ACCESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                 1996            1995
                                                                                 ----            ----
                                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss)                                                          ($ 5,473)       $    492
    Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
        In-process research and development related to asset acquisitions         3,286              --
         Depreciation and amortization                                            1,192             637
        Other                                                                        38              37
    Changes in assets and liabilities:
        Accounts receivable                                                        (514)           (786)
        Inventory                                                                  (877)         (2,838)
        Prepaid expenses and other current assets                                   245             (80)
        Accounts payable                                                            383            (151)
        Accrued expenses                                                            639            (494)
        Accrued warranty                                                             83             (51)

        Net cash used by operating activities                                      (998)         (3,234)

Cash flows from investing activities:

    Purchases of investments                                                    (16,016)        (26,904)
    Maturities of investments                                                    24,979          29,752
    Purchases of property and equipment                                          (1,372)         (1,359)
    Purchase costs related to asset acquisitions                                 (6,356)           --

        Net cash provided by investing activities                                 1,235           1,489

Cash flows from financing activities:
    Principal payments on capital leases                                            (26)           (112)
    Proceeds from the issuance of common
      stock under stock option plans                                                475             595

        Net cash provided by financing activities                                   449             483

        Net increase (decrease) in cash and cash equivalents                        686          (1,262)

    Cash and cash equivalents, beginning of period                                1,673           2,680
    Cash and cash equivalents, end of period                                   $  2,359        $  1,418


The accompanying notes are an integral part of the financial statements.

                          APPLIED DIGITAL ACCESS, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


1.  Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of Applied Digital Access, Inc. ("the Company") and its wholly owned subsidiary, Applied Digital Access - Canada, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks and Uncertainties, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the SEC.

2.  Inventory

      Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:


                                                  September 30, 1996  December 31, 1995
                                                  ------------------  -----------------
                                                         (Dollars in thousands)
                     Raw materials                      $4,561            $3,483
                     Work-in-process                     2,248             2,314
                     Finished goods                      1,109             1,313
                                                         -----            ------
                                                         7,918             7,110
                     Less inventory reserve               (469)             (538)
                                                      --------          --------
                                                        $7,449            $6,572
                                                        ======            ======

3.  Per Share Information

      Per share information is computed using the weighted average number of common shares and common equivalent shares (when the effect is dilutive) outstanding during the periods presented. Common equivalent shares result from outstanding options and warrants to purchase common stock.

4.   Acquisitions

      On July 16, 1996, the Company acquired certain assets of MPR Teltech, a subsidiary of BC TELECOM, Inc. The assets acquired were part of MPR Teltech's operating unit commonly known as the Special Services Network division ("SSN"). The Company and its Canadian subsidiary, Applied Digital Access - Canada, Inc. ("ADA-Canada"), acquired the assets for $4.2 million in cash and 150,000 shares of the Company's common stock, and incurred approximately $.2 million in related costs. SSN was an operations systems software development group with expertise in development of network management systems for public carriers. SSN developed operations systems software primarily for Northern Telecom ("Nortel"). SSN has become part of ADA-Canada and will develop network performance management operations systems software products for the Company and its customers, including Nortel. The transaction, which was accounted for as a purchase, included the acquisition of in-process research and development valued at approximately $2.1 million; property and equipment valued at approximately $.9 million; and goodwill and know how valued at approximately $2.6 million. The Company recorded a one-time charge in the third quarter of 1996 for the $2.1 million associated with purchased research and development costs.

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

      The following condensed pro forma results of operations information has been presented to give effect to the purchases as if such transactions had occurred at the beginning of each of the periods presented. The historical results of operations have been adjusted to reflect additional depreciation and amortization expense based upon the value allocated to assets acquired in the purchases. The pro forma results of operations information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor is it necessarily indicative of future operating results.

                    CONDENSED PRO FORMA RESULTS OF OPERATIONS
                  (amounts in thousands except per share data)
                                   (unaudited)

                                                     Nine months Ended
                                                      September 30,
                                                 1996              1995
                                                 ----              ----
           Revenue                            $ 23,348        $ 27,962
           Net income (loss)                    (5,827)         (5,351)
           Net income (loss) per share        ($  0.48)       ($  0.45)
           Weighted average shares used
           in computation                       12,140          11,930

Item 2.
                          APPLIED DIGITAL ACCESS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 30, 1996


Except for the historical information contained herein, the matters discussed in this Form 10-Q may consist of forward-looking statements which involve risk and uncertainties. Factors that may affect the Company's results of operations include but are not limited to customer delays in reengineering programs, capital spending constraints at several of the Company's customers, the impact of reorganizations, restructurings and reductions-in-force at several of the Company's Regional Bell Operating Company ("RBOC") customers; deregulation of the telecommunications industry; and the delay in the receipt of the FCC's informal assessment on the Company's Remote Module product, received in September 1995 following introduction of the product in March 1995. The Company believes that deregulation and the resulting increased number of competitors providing telecommunications services could result in an expansion of the Company's customer base and increased competition with regard to service levels and costs, ultimately causing an increased demand for the Company's products. However, additional delays in the deployment of the Company's products and continued uncertainty surrounding the telecommunications industry may have a material adverse impact on the Company's business, operating results and financial condition. As a result of the uncertainties faced by the Company's customers, the Company continues to have limited visibility with regard to future customer orders and the timing of such orders. Customers have been placing orders quarterly and the Company has been operating in a book and ship mode. With a small customer base and fluctuating order size, this trend has resulted in quarter-to-quarter revenue fluctuations that are likely to continue for the foreseeable future. While the outlook contained in any forward-looking statements represents management's current judgment on the future direction of the business, the risks and uncertainties discussed herein could cause actual results to differ materially from any future performance suggested herein. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed with the Securities and Exchange Commission.

Overview

In October 1996, the U.S. Patent and Trademark Office granted the Company a patent for technology used in the Company's Remote Module product, a unique DS1 Network Interface Unit ("NIU"). The Remote Module, when used with the Company's T3AS Performance Monitoring and Test System, and Sectionalizer Operations Systems ("OS") software is intended to provide a full end-to-end network performance management capability.

On July 16, 1996, the Company acquired certain assets of MPR Teltech, a subsidiary of BC TELECOM, Inc. The assets acquired were part of MPR Teltech's operating unit commonly known as SSN. The Company and its Canadian subsidiary, ADA-Canada, acquired the assets for $4.2 million in cash and 150,000 shares of the Company's common stock. SSN is an operations systems software development group with expertise in development of network management systems for public carriers. SSN developed operations systems ("OS") software primarily for Nortel. SSN has become part of ADA-Canada and will develop network performance management OS software products for the Company and its customers, including Nortel. The Company incurred a $2.1 million one-time charge in the third quarter for purchased research and development related to the asset acquisition.

On February 29, 1996, the Company acquired certain assets of ACD, a company that developed and marketed OS software used primarily by independent telephone companies to manage certain functions in their networks. The customer set and products of ACD complement those of ADA, and ADA has continued to market and enhance these products. The Company acquired the assets for $1.7 million in cash and incurred approximately $.2 million in related costs. The assets were acquired at an auction held in Federal Bankruptcy Court, Southern District of Indiana. Since filing for bankruptcy in September 1995, ACD had not generated significant revenue. The Company recorded a one-time charge of approximately $1.2 million associated with purchased research and development in the first quarter of 1996 as a result of the acquisition.

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

Results of Operations

Revenue totaled $6,957,000 for the three months ended September 30, 1996, a 245% increase from revenue of $2,016,000 for the three months ended September 30, 1995. The increase is primarily the result of revenue generated from network management OS software design services and products acquired through this year's acquisitions, as well as an increase in sales of the Company's T3AS products compared to the same period in the prior year. Revenue totaled $18,110,000 for the nine months ended September 30, 1996, a 22% increase from revenue of $14,872,000 in the same period last year. This increase resulted from revenue generated by OS services and products acquired through this year's acquisitions. Revenue for the quarter ended September 30, 1996 included approximately $4.3 million from the sale of the Company's T3AS products and services and $2.7 million from OS services and products compared to approximately $2.0 million and $0 in the same period of 1995. Revenue for the nine months ended September 30, 1996 included approximately $14.6 million from the sale of the Company's T3AS products and services and $3.5 million from OS services and products compared to approximately $14.9 million and $0 for the same period in 1995. The Company intends to continue to market and develop OS products and services but is uncertain as to the future level of business related to these products. The majority of the Company's revenue to date has been derived from the sale of T3AS products. The Company expects that revenue from sales of T3AS products will continue to account for the majority of the Company's revenue for the foreseeable future.

Gross profit was $3,150,000 for the three months ended September 30, 1996, an increase of 269% from $854,000 in the third quarter of 1995. Gross profit as a percent of revenue was 45% for the three months ended September 30, 1996 compared to 42% for the three months ended September 30, 1995. The increases in gross profit and gross profit as a percent of revenue were primarily the result of increased revenue. Gross profit totaled $9,236,000 for the nine months ended September 30, 1996, a 4% increase from $8,840,000 in the same period of 1995. Gross profit as a percent of revenue was 51% for the nine months ended September 30, 1996 compared to 59% for the same period last year. The decrease in gross profit as a percent of revenue resulted primarily from a product mix weighted toward lower margin T3AS products and services and lower-margin revenue from network management OS software design services. In the quarter ended September 30, 1996, the majority of the Company's Canadian subsidiary operations supported network management OS software design services. Since the cost of design services revenue includes both direct and indirect costs of supplying the services, the majority of the Canadian subsidiary's operating costs are included in cost of revenue. There can be no assurance that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. In 1995, the Company implemented price reductions on certain components of the Company's T3AS base system to reduce the cost of initial system deployments in new sites, particularly in low-circuit-density applications of DS1 circuit applications. Future product mix weighted toward price-reduced components may have a negative impact on gross profit. There can be no assurance that past or future price reductions will result in increased orders for the Company's products. In addition to the factors discussed above, other factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressures in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material costs, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

Research and development expenses totaled $1,816,000 for the three months ended September 30, 1996, a 20% increase from $1,512,000 for the three months ended September 30, 1995. Research and development expenses totaled $5,388,000 for the nine months ended September 30, 1996, a 30% increase from $4,158,000 for the same period last year. The increases were primarily due to the additions of research and development personnel as a result of the ACD asset acquisition, increases in depreciation and maintenance expenses, and increases in non-recurring engineering (NRE) expenses due to timing of planned development projects compared to the same periods last year. Research and development personnel expenses for the three and nine month periods ended September 30, 1996 increased 22% and 30%, respectively, compared to the same periods in the prior year. Of these percentage increases, approximately nineteen points and fourteen points, respectively, are attributable to the addition of research and development personnel related to the ACD asset acquisition. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

In the three months ended September 30, 1996, the Company recorded a $2.1 million one-time charge for purchased research and development costs related to the SSN asset acquisition and in the first quarter of 1996, the Company recorded a one-time charge of approximately $1.2 million for purchased research and development costs related to the ACD asset acquisition.

Sales and marketing expenses were $1,631,000 for the three months ended September 30, 1996 , a 66% increase from $985,000 for the three months ended September 30, 1995. Sales and marketing expenses totaled $4,832,000 for the nine months ended

September 30, 1996, a 61% increase from $2,995,000 for the nine months ended September 30, 1995. The increases were primarily the result of the addition of technical customer support personnel, the addition of customer support and marketing personnel related to the ACD asset acquisition, and increased promotional expenses. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support planned product introductions.

General and administrative expenses totaled $983,000 for the three months ended September 30, 1996, a 13% decrease from $1,133,000 for the three months ended September 30, 1995. This decrease is primarily due to lower legal expenses in this year's third quarter compared to last year as a result of lawsuit settlement fees booked in last year's third quarter, offset by increased expenses related to the amortization of goodwill and intangibles related to the SSN asset acquisition. General and administrative expenses totaled $2,413,000 for the nine months ended September 30, 1996, a decrease of 2% from $2,462,000 for the nine months ended September 30, 1995. This decrease is the net result of lower legal expenses this year compared to last year for the same reasons discussed above, offset by increased expenses for goodwill amortization, increased consulting expenses related to the Company's recruiting efforts for additional personnel and increased administrative support. The Company expects that general and administrative expenses will increase in absolute dollars as the administrative support needs of the Company increase.

Interest income totaled $384,000 for the third quarter of 1996, a 24% decrease from $507,000 in the same quarter a year ago. Interest income totaled $1,337,000 for the nine months ended September 30, 1996, a 13% decrease from $1,532,000 in the same period last year. The decreases are primarily the result of a decrease in cash investments compared to the same periods last year.

For the nine months ended September 30, 1996, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on applicable Canadian statutory rates. The Company did not provide for U.S. income taxes for the nine months ended September 30, 1996 due to an operating loss, compared to an effective rate of 35% for the nine months ended September 30, 1995. The Company expects to provide for foreign, federal and state income taxes for 1996 at applicable statutory rates, after giving effect to net operating losses, remaining available net operating loss carryforwards and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $3,165,000, or $.26 per share, for the three months ended September 30, 1996 compared to a net loss of $1,474,000, or $.12 per share for the three months ended September 30, 1995. Excluding the $2.1 million one-time charge for purchased research and development associated with the acquisition of SSN assets, the Company would have recorded a net loss of $1,065,000, or $.09 per share, for the three months ended September 30, 1996. The Company incurred a net loss of $5,473,000, or $.45 per share, for the nine months ended September 30, 1996 compared to net income of $492,000, or $.04 per share for the nine months ended September 30, 1995. Excluding the $2.1 million one-time charge associated with the acquisition of SSN assets and the $1.2 million one-time charge associated with the acquisition of ACD assets, the Company would have recorded a net loss of $2,187,000, or $.18 per share, for the nine months ended September 30, 1996.

Liquidity and Capital Resources

At September 30, 1996, the Company had approximately $23,388,000 in cash and investments, compared to $31,847,000 at December 31, 1995. The decrease in cash and investments is primarily due to cash payments related to the SSN and ACD asset acquisitions.

Working capital decreased approximately 14% from $36,728,000 at December 31, 1995 to $31,412,000 at September 30, 1996. The decrease in working capital was primarily the result of the SSN and ACD asset acquisitions, an increase in accounts payable and an increased inventory level.

For the nine months ended September 30, 1996, the Company's operating activities used $998,000 in cash primarily as a result of an operating loss compared to the use of $3,234,000 by operating activities for the nine months ended September 30, 1995.

For the nine months ended September 30, 1996, cash used for the ACD and SSN asset acquisitions and related acquisition costs totaled $1,900,000 and $4,456,000, respectively. The majority of tangible assets acquired in the ACD and SSN acquisitions consisted of computer equipment. Cash used for capital expenditures totaled approximately $1,372,000 for the nine months ended September 30, 1996 compared to $1,359,000 for the nine months ended September 30, 1995. Most of the capital equipment additions were for the purchase of computer and lab equipment to support the Company's expanded research and development efforts. The Company expects the level of capital expenditures will increase in 1996 as a result of planned facility moves in Terre Haute, Indiana and Vancouver, British Columbia, Canada, planned development projects and increased personnel levels.

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

RISKS AND UNCERTAINTIES

        Concentration of Major Customers; Telephone Company Qualification Requirements. The market for telephone network test and performance monitoring systems consists primarily of telephone companies, including the seven RBOCs, other local telephone companies and long distance telephone companies. The Company's marketing efforts have focused on the RBOCs. Accordingly, at present the Company's customer base is highly concentrated and there can be no assurance that its customer base will become less concentrated. Further, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Prior to selling products to a telephone company, a vendor must first undergo a product qualification process for its products with the telephone company. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, six of the seven RBOCs have qualified and deployed the Company's T3AS products. Further, any failure on the part of any of the RBOCs or other telephone companies to maintain their qualification of the Company's T3AS products, failure of any of the RBOCs or other telephone companies to deploy the Company's T3AS products, or any attempt by any of the RBOCs or other telephone companies to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and U S West have entered into purchase contracts with the Company. Other RBOCs, independent telephone companies, and other telephone service providers purchase the Company's T3AS products under standard purchase orders. Since the RBOC contracts may be terminated at the convenience of the RBOC, the Company believes that the purchase contracts are not materially different than purchasing under purchase orders. There can be no assurance that the Company's T3AS products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, telephone company work force reductions and staff reassignments have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition. Additionally, the majority of the Company's OS design service business is currently concentrated with one major customer. This customer has the ability to terminate the arrangement immediately so long as the customer pays the Company the amounts forecast for a certain period following such termination and certain wind-down costs associated with the termination of the arrangement. Any such termination could have a material and adverse effect on the Company's business, results of operations and financial condition.

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

        Competition. The Company believes the principal competitive factors in its markets are conformance with Bellcore and other industry transmission standards and specifications; product features, including price, performance and reliability; technical support; and the maintenance of close working relationships with customers. While the Company believes it has competed favorably to date with respect to each of these factors, there can be no assurance that the Company will compete successfully in the future with respect to these factors and others that may arise.

        The Company believes there are currently no competitors that provide an integrated comprehensive solution to performance monitoring and testing of the DS3 circuit as does the Company's T3AS system. Although the Company believes that there are fewer than 10 current competitors that provide partial solutions to either performance monitoring or testing of the DS1 or DSO circuits that make up the DS3 circuit, this market is extremely competitive.

        In each of the Network Interface Unit, Centralized Test System and OS markets, although there are currently a limited number of competitors, each of these markets is fiercely competitive. In each of these markets, the Company expects the competition to increase significantly in the future. For instance, in the OS market, improved technologies and tool sets have made the barriers to entry in this market relatively small.

        Such current and future competitors have significantly greater technical, financial, manufacturing and marketing resources than the Company, and several of them have long-established relationships with the Company's current and prospective customers. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

         Management of Changing Business. In February 1996, the Company acquired certain assets of ACD and in July 1996, the Company acquired certain assets of the SSN division of MPR Teltech. As a result of these acquisitions, the Company obtained additional office space and hired additional personnel in both Indiana and British Columbia, Canada to support the business operations of the new products, services and technologies acquired. The majority of the Company's Canadian subsidiary's operations is currently concentrated on OS design services. The Company has explored transitioning portions of the design service business to a product-oriented business. Any such transition would likely place a significant strain on the Company's management, information systems and operations and there can be no assurance that such transition could be successfully managed. In addition, over the past three years, the Company has experienced significant growth in its infrastructure as the Company seeks to expand its business. Such growth has placed, and is expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of either the ACD and SSN asset acquisitions or in the future in the event that growth continues. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

        Rapid Technological Change and Dependence on New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of telephone network test and performance-monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance T3AS products, to develop and introduce new products for the telephone network test and performance-monitoring market and other markets, to address new industry transmission standards and changing customer needs, and to achieve broad market acceptance for its products. In particular, the Company anticipates that the SONET and SDH optical transmission standards will become the industry transmission standards over the coming years for the North American and international networks, respectively. The Company's current T3AS products do not address either the SONET or SDH transmission standard. The Company intends to extend its current products and develop new products to accommodate such new transmission standards, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop a product which addresses such transmission standards could adversely affect the sale and deployment of the Company's T3AS products. Any failure by the Company to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry transmission standards or customer requirements, or any significant delays in product development or introduction could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others, or that such products will achieve market acceptance. The Company may acquire from time to time, complementary businesses, products or technologies. In connection with such acquisitions, the Company may be required to commit substantial capital and human resources and may incur increased expenses. In February 1996, the Company acquired certain assets of ACD and in July 1996, the Company acquired certain assets of the SSN division of MPR Teltech. As the Company invests in product development, marketing, and sales support for the acquired assets, the associated expenses could have an adverse effect on the Company's business, operating results and financial condition.

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

        Proprietary Technology. The Company relies on a combination of technical leadership, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customer's needs. Currently, the Company has five U.S. patents granted and three U.S. patent applications allowed. Additionally, the Company has nine pending U.S. patent applications and two international (Patent Cooperation Treaty) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company with significant protection or will not be challenged. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is not aware of infringement by its products or technology of the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, results of operations and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

           None.

           For a complete discussion of the legal proceedings settled in the first quarter of 1996, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995/Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. From time to time, ADA may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Quarterly Report, the Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           None.

ITEM 5.  OTHER INFORMATION.

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits.

           Exhibit
           Number    Description
           -------   -----------
           10.1*     Asset Purchase Agreement between Applied Digital Access,
                     Inc. and MPR Teltech, Ltd. (Exhibit 2.1)
           10.2**    Master Agreement between Northern Telecom, Ltd. and
                     Applied Digital Access, Inc. dated July 16, 1996.
           10.3      Stock Purchase Agreement between Applied Digital Access,
                     Inc. and MPR Teltech, Ltd. dated July 16, 1996.
           10.4**    License Agreement between Northern Telecom Ltd. and Applied
                     Digital Access, Inc.
           10.5      Second Amendment to Lease between Sorrento Tech Associates and Applied Digital Access, dated August 8, 1996.
           10.6      Lease Agreement between Rose Hulman Institute of
                     Technology, through its authorized leasing agent, Ragle and Company, and Applied Digital Access dated September
                     15, 1996.
           10.7      Agreement for Extension of Term, Amendment No. 2 to
                     General Purchasing Agreement between US WEST
                     Communications, Inc. and Applied Digital Access, Inc.
                     dated August 15, 1996.
           11.1      Statement regarding computation of net income (loss) per
                     share.
           27.1      Financial Data Schedule.

           * Incorporated by reference to the same numbered exhibit (except as otherwise referenced) in the Company's Form 8-K filed by the Company with the SEC on July 31, 1996 in connection with the Company's acquisition of certain assets of the SSN division of MPR Teltech.

           ** Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.


           (b)   Reports on Form 8-K.

           On July 31, 1996, the Company filed a report on Form 8-K in connection with the acquisition of certain assets of the SSN division of MPR Teltech.

           On September 30, 1996, the Company filed a report on Form 8-K/A to provide financial statements of the SSN division of MPR Teltech as required by Regulation S-X, along with applicable pro forma financial information required pursuant to Article 11 of Regulation S-X.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              Applied Digital Access, Inc.


           Date: November 14, 1996             /s/ Peter P. Savage
                 -----------------            --------------------
                                              Peter P. Savage
                                              Director
                                              President and Chief Executive
                                              Officer



           Date: November 14, 1996             /s/ James L. Keefe
                 -----------------            -------------------
                                              James L. Keefe
                                              Vice President Finance and
                                              Administration and Chief
                                              Financial Officer