Form 10-K
period 1996-12-31
APPLIED DIGITAL ACCESS INC
filed 1997-03-31
CIK 919048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)
                 ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the Nasdaq National Market, was approximately $ 60,265,807. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,331,239 shares of the Registrant's Common Stock, no par value, outstanding as of February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 1996 Annual Report to Shareholders, a copy of which is attached hereto as Exhibit 13.1, referred to herein as the "Annual Report", are incorporated as provided in Part II.

(2) Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 1997, referred to herein as the "Proxy Statement", are incorporated as provided in Part III.

  PART I


ITEM 1.  BUSINESS

     THE DISCUSSION OF THE COMPANY'S BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS. FOR DISCUSSION OF FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, PLEASE SEE "RISKS AND UNCERTAINTIES" AT PAGES 13 THROUGH 16 OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF
ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO RELFECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

     Applied  Digital Access Inc.  ("ADA" or the "Company") was  incorporated in
California in August 1987. The Company's headquarters are located at 9855 Scranton Road, San Diego, California 92121, and its telephone number is (619) 623-2200.

     ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' ("TSPs") networks. ADA's products are designed to enable service providers to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services. ADA has positioned its business to assist service providers in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as provisioning, configuration managment, performance management, testing and traffic management. ADA has approached the industry demand for network management products with a three-faceted approach: (1) Network Systems and Sensors that provide testing and performance monitoring functions as well as selected transport functions; (2) Network Management software that enables service providers to manage their network operations; and (3) Services that are customized to meet the evolving needs of our service provider market. In 1996, the Company formed two strategic business units: the Network Systems and Sensors business unit and the Network Management business unit. The business units are synergistic with the evolution of the Company from a single product line to multiple product lines. The Network Systems and Sensors business unit is built around the Company's T3AS products and services including its T3AS Test and Performance Monitoring System (T3AS"), Centralized Test System ("CTS") and Protocol Analysis Access System ("PAAS"), and the Remote Module, a DS1 network interface unit ("NIU"). The Network Management business unit focuses on Operations Systems ("OS") software products including Traffic Data Collection and Engineering System ("TDC&E"), Fault Management System ("FMS") and OS design services all acquired through acquisitions, as well as Graphical Test Assistant ("GTA") and Sectionalizer.

     The application of ADA's T3AS products enables TSPs telephone companies to quickly access high-speed data and voice circuits from remote network management centers. The Company believes its T3AS system is the only permanently-installed system that can remotely access circuits at both the DS3 and DS1 rates to provide an integrated suite of test and performance monitoring capabilities. Using the T3AS system's test capabilities, customer-reported problems can be quickly identified and localized without dispatching repair personnel. The T3AS system's performance monitoring capabilities help TSPs detect degradation of service and initiate action before service to the customer is interrupted. The Company has primarily focused its sales efforts on the seven regional bell operating companies ("RBOCs") which are under increasing competitive pressure to provide high-quality high-speed data and voice transmission at lower costs. To date, six of the seven RBOCs, Ameritech, BellSouth, NYNEX, Southwestern Bell, Pacific Bell, and U S WEST, and a major interexchange carrier have approved and are currently deploying the Company's T3AS products. The Company has sold equipment to an independent telephone company, Sprint Central Telephone-Nevada, and several competitive access providers, and has increased its sales and marketing efforts aimed at independent telephone companies, competitive access providers and interexchange carriers.

     In February 1996, the Company acquired certain assets of Applied Computing Devices, Inc. ("ACD"), a company that developed and marketed traffic management and fault management OS to TSPs. These products are complementary to the Company's Network Systems product line. In July, 1996, ADA purchased certain assets of MPR Teltech Ltd. ("MPR Teltech"), a subsidiary of BC TELECOM, Inc. BC TELECOM, Inc. is Canada's second largest telecommunications company. The assets acquired were part of MPR Teltech's operating unit known as the Special Services Network division ("SSN"). SSN was an OS software development group with expertise in development of network management systems for TSPs. SSN developed OS software primarily for Northern Telecom, Ltd. ("Nortel"). SSN has become part of ADA's Canadian subsidiary, ADA-Canada, and develops network performance management OS products for the Company and its customers, including Nortel. ADA has also licensed certain technology from Nortel for Network Performance Management applications in connection with the acquisition.

BACKGROUND


     The volume of digital information transmitted through the telecommunication system has grown rapidly in recent years. This growth has been driven primarily by the proliferation of personal computers and workstations, the prevalence of networking and use of the Internet, the adoption of client/server computing, the increase in cellular telephone and facsimile use, and the deployment of new digital information applications including multimedia, video conferencing, and image-processing. As a result, TSPs have been required to rapidly deploy high-speed data and voice circuits operating at a 1.54 megabit-per-second rate, called DS1, or T1, and at a 45 megabit-per-second rate, called DS3. The DS3 transmission rate is the highest electrical telecommunication circuit transmission rate in North America.

     The present structure of the telecommunications industry in the United States is largely a result of the court-mandated divestiture of AT&T in 1984. The AT&T divestiture resulted in the creation of the seven RBOCs, the competitive long distance telephone company market, and the emergence of competitive access providers ("CAPs") and competitive local exchange companies ("CLECs") which offer local telephone service in competition with the RBOCs or independent telephone companies ("ITOCs"). Regulation through competition is the philosophy that resulted in the breakup of AT&T, and it continues to be the philosophy of the Federal Communications Commission. The passage of the Telecommunication Bill of 1996 allows each of these telephone companies to enter the territories and businesses of the others. While the Company believes that the new law will bring new opportunities for network equipment suppliers, it is too early to assess the long-term impact of this new law on the telecommunications industry and ADA's business.

     Local telephone companies have faced increased competition from both CLECs and from the local service competitive initiatives of the long distance telephone companies and will potentially face competition from non-traditional providers of telephone service such as cable television companies. The Company believes that many of the new competitive entrants will continue to focus their efforts on corporate and government communications networks which are among the most profitable market segments. Customers in these segments require highly reliable data and voice communications circuits to enable them to conduct their day-to-day business without interruption. These new competitors are often able to offer higher-quality and lower-cost service than local telephone companies, and as a result, have gained significant market share in these segments. This increased competition has brought pressure on local telephone companies to protect their existing revenue bases by improving the quality of their service and to reduce their costs. At the same time, these local telephone companies continue to re-engineer and downsize their organizations. The large reductions in staff have often resulted in the loss of highly experienced and technical people, leaving less experienced staff to operate and maintain the networks.

     Prior to the divestiture, AT&T was responsible for end-to-end telecommunication service. When problems occurred with a telephone connection, customers called AT&T to diagnose and fix the problem. Today, however, a long distance data or voice circuit often involves three or more TSPs: the local telephone companies on each end and the long distance telephone company providing the connection between the two local companies. Responsibility for service in long distance high-speed data and voice networks is transferred from one carrier to another at their network boundaries.

     The Company believes that the segmentation of the telecommunications network has made it more difficult for telephone companies to identify and respond to problems in their networks. For example, many stock brokerage firms communicate real-time stock quotes and buy and sell orders to and from their brokers over high-speed data communications lines. Such firms monitor their own circuits and can detect when data communications service begins to degrade. When a degradation in service is noted, the telecommunications manager of the firm contacts the telephone company that manages the network - typically the long distance carrier. Initially, the long distance telephone company does not know where the problem is located and must initiate three trouble reports, one in each local telephone company and one in its own company. Each telephone company then dispatches multiple repair crews with portable test equipment to attempt to locate the problem. Typically, repair crews are dispatched to a number of locations, including the network boundary between the long distance and the local telephone company, the telephone building nearest the user, and to outside facilities such as the cables and equipment beneath streets and on poles between the central offices and the end-user customer. This system of maintenance results in a number of inefficiencies. For example, the Company believes telephone company repair crews often incur needless expense only to report "no trouble found." Despite their best efforts, repair crews often inadvertently interrupt or damage circuits that are working and may make unnecessary repairs.

     Long distance telephone companies measure quality of service provided by the local telephone companies in two principal ways: failure rate
(customer-reported    troubles    per   100    circuits    per    month),    and
mean-time-to-restore (the time needed to respond to and resolve a customer's complaint). These measures frequently influence long distance telephone company and end-user customer decisions about which local telephone company to use. To date, local telephone companies' level of services measured by these standards has often placed them at a competitive disadvantage. In order to reduce failure rates and improve restoration times, the Company believes telephone companies are motivated to change the traditional methods of handling service problems as described above. They are looking for solutions that do not require dispatching repair crews with portable test equipment when problems occur and, instead, allow them to monitor circuits remotely from a central management site. They are also seeking effective methods of remotely testing and monitoring DS3 and DS1 circuits at the network boundary. Finally, telephone companies are looking to improve their quality of service by moving from reactive maintenance to preventive maintenance through performance monitoring. These network quality and performance requirements have created a need for a cost-effective solution.


THE APPLIED DIGITAL ACCESS SOLUTION

     ADA focuses on providing Network Performance Management solutions to TSPs. These solutions are comprised of products that address traffic, fault, performance, and test management. The Company has focused its research and development activities on creating products that provide answers, instead of data, to telecommunications service providers, and on making network management easier.

     ADA developed the T3AS, the first permanently installed network element to remotely access the network at both the DS3 and the DS1 rates providing an integrated suite of test and performance monitoring capabilities. ADA has enhanced T3AS and has developed additional network elements, such as CTS, PAAS, and Remote Module.

     The Company believes its T3AS products enable TSPs to greatly improve their reliability of service, reduce circuit repair time, reduce network management expense, and proactively maintain network quality. By providing remote access to DS3 and DS1 circuits located at network boundaries from the telephone company network management centers, the T3AS products allow telephone companies to remotely test individual circuits reported as problematic within seconds instead of hours. The continuous monitoring capability of T3AS allows TSPs to detect circuit degradation before receiving customer complaints, and to initiate maintenance actions to restore the circuit to full functionality without affecting the end-user. Finally, the Company believes proactive maintenance enabled by performance monitoring can reduce the number of trouble reports initiated by end-users.

     ADA's Remote Module, a DS1 NIU, enables TSPs to identify where reported troubles are located. When DS1 services are monitored with T3AS and the Remote Module, telephone companies can nonintrusively isolate troubles on these circuits. Additionally, these products monitor the performance of the DS1 service on a full-time basis. The Company refers to this application of its products as Network Administrative Boundary Sectionalization. This application addresses the multiple boundaries and multiple hand-offs that TSPs must perform in order to provide a service or set of services to end-users.

     TSPs position T3AS systems (installed at the network boundary between the long distance telephone company and the local telephone company) in combination with Remote Modules (installed on DS1 services at the boundary between the local telephone company and the-end user) to immediately determine whether reported troubles are in their network. This enables the telephone companies to reduce their mean-time-to-restore, since responsibility for problems is immediately localized to the responsible telephone company, and repair crews that would have been dispatched unnecessarily can now focus on troubles that really are their responsibility. When dispatching repair crews is necessary, the T3AS system can localize the problem to allow more efficient deployment.

As a result, the total number of work crews in the field is reduced, thereby reducing the number of inadvertent interruptions of operational circuits and the subsequent initiation of new trouble reports.

     Through acquistion and internal development, the Company has added network management software products and services that are complementary to ADA's network element product line, customer base, and focus on Network Performance Management.

STRATEGY

     The Company seeks to maintain its leadership position as a supplier of network performance management systems for high-speed telecommunication service providers and to become a leading provider of OS solutions for network management of telecommunications networks by:

     1.   FOCUSING SALES AND MARKETING EFFORTS ON TSPs WITH LARGE
          NETWORKS.

ADA's initial sales have been to the RBOCs and their affiliates, all of which, have a compelling need to improve the quality and reduce the cost of their services. Competitive pressures are forcing telephone companies to move toward a centralized network management infrastructure that uses integrated test and performance monitoring systems. The Company has broadened Aits target market with applications that are appropriate for CAPs, long distance telephone companies, and other telephone service providers.

     2.   DEVELOPING PRODUCTS FOR NETWORK BOUNDARY APPLICATIONS.

     The initial application for the Company's products has been at the network boundary between the long distance telephone company and the local telephone company. Installation of the T3AS system at these boundaries allows the local telephone company to quickly determine if a reported trouble is within its network. It also allows the local telephone companies to continuously monitor their circuits and react to degradation of the signal before service is affected. With the Company's Remote Module, a DS1 NIU, the boundary between the local telephone company and the end-user can now be continuously and nonintrusively monitored. The combination of these two products' capabilities enables telephone companies to improve their ability to address the increasingly competitive business environment.


     3   DEVELOPING  AND ENHANCING  PRODUCTS AND SERVICES TO ADDRESS OS.

     The Company is extending its current product line and market to address selected applications within the OS function. OS are computer software-based systems that provide operations support for telecommunications functions. The OS market is very large and its applications have historically been addressed by companies such as AT&T and Bellcore. Some of the older products from these suppliers, called "legacy systems," can no longer provide telephone companies with the real-time information that is needed to manage complex high-speed telecommunications networks. The market for intelligent network management systems has become fragmented, and the Company perceives a need for solutions that address the OS applications of testing, surveillance, performance monitoring and traffic management, among others.

     4   EXPANDING TO OTHER APPLICATIONS.

     The Company believes that there are additional applications for ADA's product line that extend its utility to the network boundaries between the telephone companies and other users, such as corporate customers, cellular telephone companies, cable television companies, and other telephone service providers.

     5   DEVELOPING PRODUCTS TO ADDRESS NEW TRANSMISSION STANDARDS.

     The Company intends to extend its current products and develop new products to accommodate new telecommunication transmission standards such as SONET and SDH optical transmission standards, which are expected to receive broad acceptance in the North America and international markets, respectively.

PRODUCTS

         NETWORK SYSTEMS AND SENSORS

         T3AS SYSTEM

         The Company's first product, the T3AS system, is an integrated test and performance monitoring system for high-speed telecommunications networks. The T3AS system connects to the network at boundaries where many telephone circuits are combined, and where access to individual circuits or groups of circuits is often difficult. The Company believes its T3AS system is the only permanently-installed network management system remotely accessing circuits at the DS3 and DS1 rates that provides an integrated suite of test and performance monitoring capabilities, including performance monitoring of DS3 and DS1 circuits and testing of embedded DS1, DS0 and subrate circuits. (Each DS3 circuit contains 28 DS1 circuits and 672 DS0 circuits. Each DS1 circuit contains 24 DS0 circuits. A DS0 circuit provides basic voice telephone service.) The T3AS system interfaces with the TSPs network management OS using industry- standard interfaces and protocols. T3AS also interfaces with digital cross-connect systems in the telephone network to provide additional test capability when circuit access is provided through such systems. The T3AS system supports up to 48 DS3 circuits, or 1,120 DS1 circuits when accessing the network at the DS1 rate of transmission.

         A fully configured T3AS system occupies two seven-foot telephone equipment racks. The T3AS system can be configured to meet the specific needs of a customer by selecting an appropriate set of modules from a set of standard modules. List prices for T3AS systems, including recommended spare modules, can range from approximately $60,000 to $650,000, depending on the number and mix of standard modules selected by the customer.

         T3AS DISTRIBUTED SYSTEM

         The Company's Distributed System allows individual High-Speed or Low-Speed Subsystems to be installed at locations remote from the T3AS Base System. The Distributed System supports applications where the number of DS3 or DS1 circuits at a particular remote location does not warrant the cost of a full T3AS system, such as at network boundaries with fewer than six DS3 circuits or 140 DS1 circuits between a local telephone company and a long distance telephone company, and at network boundaries between the local telephone company and the end-user. Users can easily upgrade their existing T3AS systems by adding Distributed System hardware modules and software.

         LOW-SPEED SUBSYSTEM

         The Low-Speed Subsystem expands the Company's product line by providing
test  and  performance   monitoring   capabilities  for  DS1  circuits.  This
subsystem is intended for network boundaries where circuits cross at the DS1 rate. The Low-Speed Subsystem units are interchangeable with the High-Speed Subsystem units in the T3AS racks. Each Low-Speed Subsystem has a capacity of 140 DS1 circuits and can be deployed in a Distributed System to share administration and test resources with the other subsystems of the T3AS Base System.

         T3AS CENTRALIZED TEST SYSTEM

         The  T3AS  platform  was  designed  to be a highly  flexible,  scalable platform that enables TSPs to use the system in a traditional testhead configuration. Telephone networks that employ digital cross-connect systems or SONET add-drop multiplexers require test access for circuits that are transported within those systems. The T3AS Centralized Test System consists of the Test Resource Subsystem and the Administration Subsystem, in addition to application software to provide this capability. The T3AS's full complement of test suites is available to TSP network management centers. This product is installed where test access is highly critical and efficient use of network resources is important.

         PROTOCOL ANALYSIS ACCESS SYSTEM

         The T3AS platform can be configured to provide access to broadband circuits that are provisioned for advanced data services such as frame relay, SMDS or ATM. Surveillance and testing capabilities in broadband networks may not be as automated as they are in traditional telephone networks. Diagnosing troubles within the network often requires coordination among multiple organizations and dispatches to customer sites. PAAS provides circuit testing and connects circuits to a protocol analyzer for more detailed troubleshooting. T3AS PAAS provides a cost-effective method to access circuits from a centralized network management center.

         REMOTE MODULE

         ADA's Remote Module is an intelligent DS1 NIU that non-intrusively monitors the performance of DS1 circuits. Installed at network boundaries between the local TSP and the end-user, the Remote Module enables the service provider to determine whether circuit troubles originated in the service provider's network or in the end-user's network. When installed at the local service provider's network boundary at the customer premises, and in tandem with a T3AS system at the network boundary between the long distance telephone company and the local service provider, the Remote Module provides a unique end-to-end view of the DS1 circuit. This view of service-level performance is critical to improve service quality and reliability and to reduce costs. Telephone network management centers can view a DS1 circuit within their network and beyond the boundaries of their network, and can quickly identify and isolate failures from the performance monitoring information available.

         NETWORK MANAGEMENT SOFTWARE

         GRAPHICAL TEST ASSISTANT

         The Graphical Test Assistant (GTA) is a graphical test front-end system to T3AS and CTS for DS0, DS1 and DS3 testing. GTA provides simple point-and-click access to all T3AS and CTS testing functionality on a Windows NT or Windows 95 platform. While primarily designed for service providers without test OS, GTA also complements existing test OS by augmenting functionality.

         SECTIONALIZER

         Sectionalizer is the driving force behind ADA's Network Boundary Sectionalization application. This software presents a simple graphical representation of the DS1 circuit and highlights the portion of the circuit that is responsible for degradation in performance. Sectionalizer also provides second-by-second information regarding circuit performance and stores up to 30 days of circuit history for use by network management personnel to research intermittent circuit troubles. The intelligence of network elements like the T3AS and the Remote Module, in combination with Sectionalizer software, enables TSPs to take a proactive perspective in managing their networks. This is the first time that answers to identified troubles can be seen in minutes, rather than hours.

         TRAFFIC DATA COLLECTION AND ENGINEERING

         Traffic Data Collection and Engineering (TDC&E) is a software application that provides the capability to collect traffic data from a variety of existing network elements, in addition to emerging network elements such as ATM switches. TDC&E supports all major traffic engineering functions and lends an accurate, quantifiable reporting mechanism to marketing and quality assurance functions.

         FAULT MANAGEMENT SYSTEM

         Fault Management System (FMS), is an alarm and network surveillance OS that is used in combination with other OS software installed in TSP networks. This application is designed to receive and analyze information about managed network elements. Key features of this system include real-time event and alarm acquisition, event processing and correlation, and historical fault analysis and reporting. In addition, automated responses can be programmed based upon selected event occurrences. FMS provides operational system features to manage the state of a multi-network-element, multi-vendor hybrid network.

CUSTOMERS

         The Company sells its products and services to the telecommunications service provider network management market which consists of the seven RBOCs and their local telephone company affiliates, the ITOCs, CAPs, CLECs, the interexchange carriers, and enterprise networks. The Company's network systems products conform to the North American transmission standard. Countries which conform to this standard include the United States, Canada, Taiwan, Korea and, at the DS1 level or below, Japan. The Company's initial marketing efforts have focused on the RBOCs. Accordingly, at present the Company's customer base is highly concentrated. To date, substantially all of the Company's revenues have been derived from five RBOCs. To date, six of the seven RBOCs, Ameritech, BellSouth, NYNEX, Pacific Bell, Southwestern Bell and U S WEST, have qualified and deployed the Company's T3AS products. The Company has sold equipment to one ITOC, Sprint Central Telephone-Nevada and two CAPs, and has stepped up its sales and marketing efforts aimed at ITOCs, CAPs and long distance telephone companies. Additionally, one system has been sold through a distributor and deployed at the government telephone company in Taiwan. The acquisition of ACD has brought new ITOC and CAP customers to the Company, such as GTE, Metropolitan Fiber Systems, Teleport Communications Group, Intelcom Group Access Services, and Frontier Communications. The SSN acquisition added Nortel and Bell Sygma as customers for the Company's OS design services.

         BellSouth, U S WEST, Ameritech and Southwestern Bell have entered into purchase contracts with the Company. The other two RBOCs and Sprint Central Telephone-Nevada purchase the Company's products under standard purchase orders. Since the BellSouth, U S WEST, Ameritech and Southwestern Bell contracts may be terminated at their convenience, the Company believes that selling to its customers under these contracts is not materially different than purchasing under purchase orders. The RBOCs are significantly larger than the Company and may be able to exert a high degree of influence over the Company. In addition, a small number of customers has historically accounted for substantially all of the Company's revenue in any given fiscal period.

         The seven RBOCs are NYNEX, Bell Atlantic, BellSouth, Ameritech, Southwestern Bell, U S WEST and Pacific Bell. An RBOC may have several local telephone company affiliates within its territory. Prior to selling products to an RBOC, a vendor must first undergo a product qualification process for its product with the RBOC. The Company typically spends from six to 18 months discussing its T3AS products with a potential customer prior to the customer agreeing to put the product through its qualification process. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more and generally consists of the following phases:

          - LABORATORY EVALUATION. The product's function and performance are tested against all relevant industry standards, including Bell Communications, Inc. ("Bellcore") standards. This process can take from two weeks to three months depending on a variety of factors.

          - FIELD TRIAL. A number of telephone lines are equipped with the product for simulated operation in a field trial lasting from three weeks to three months. These field trials are used to evaluate performance, to assess the ease of installation and to establish troubleshooting procedures. The RBOCs grant conditional product approval upon successful completion of a field trial, enabling field personnel to order limited quantities of the product under one-time approvals.

          - FIRST OFFICE APPLICATION. In a first office application, live circuits are placed on the T3AS system. The system is then used on live circuits for periods ranging from one to six months to verify functionality and operation.

          - PRODUCT SELECTION AND DEPLOYMENT. Prior to product selection and deployment which may take from one to four months, the RBOC develops and implements a variety of methods and procedures that cover ordering, stocking, installation, maintenance, returns and all other activities associated with the use of the product.

         The loss of one or more of the Company's major customers, the reduction of orders or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Further, any failure on the part of any of the RBOCs to maintain their approval of the Company's products, failure of any of the RBOCs to deploy the Company's products or any attempt by any of the RBOCs to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's products will be approved by new customers, or that such approval will not be significantly delayed. Furthermore, RBOC work force reductions and staff reassignments have in the past delayed or indefinitely postponed the product approval process and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that the impact of such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

TECHNOLOGY

     The T3AS system consists of a real-time OS and an extensive suite of proprietary applications software that is executed on proprietary distributed processing hardware. The operating system implements the distributed processing functionality of T3AS by linking, in a maximum capacity system, more than 350 dedicated microprocessors in a real-time computing environment. The T3AS software architecture is designed to enable new system features and capabilities to be installed easily through field software upgrades. Up to 145 simultaneous users can be supported by the T3AS system. All performance monitoring parameters and telephone circuit tests have been verified for compliance with Bellcore-published technical requirements, by Bellcore, and also independently verified by the Company's customers.

     The Company's software and hardware architecture facilitates important system capabilities such as fault tolerance and hitless access. Fault tolerance provides a one-to-one redundant circuit path that provides backup for each DS3 and DS1 circuit. DS3 and DS1 circuits may be transferred from the online main path to the redundant standby path without disruption of the embedded data streams. Transfers are accomplished automatically if a hardware or software malfunction is detected in the T3AS system. Transfers can also be accomplished manually when telephone company personnel initiate maintenance actions. "Hitless access" is an industry term used to describe a method of obtaining access to a low-speed circuit embedded in a high-speed circuit without affecting any other circuit embedded in the high-speed circuit. In the T3AS system, the Company's proprietary technology provides access to the DS3 circuit, any embedded DS1 circuit, DS0 circuit, or other subrate circuit, without affecting any other circuit within the DS3 circuit.

     The Company has submitted contributions to the appropriate working groups within the T1El and T1M1 standards bodies to standardize the two new status signals for sectionalization of network trouble on DSl circuits.

RESEARCH AND PRODUCT DEVELOPMENT

     The Company believes its future success will depend in part on its ability, on a cost-effective and timely basis, to continue to enhance T3AS products, to develop and introduce new products for the telephone network test and performance-monitoring market and other markets, to address new industry transmission standards and changing customer needs and to achieve broad market acceptance for its products. Therefore, the Company intends to continue to make significant investments in research and product development.

     Product line extensions require the Company to work closely with its current and potential customers. Using feedback received from such customers, the Company identifies and then develops new products and enhancements to its existing products that the Company believes will increase their usefulness or extend their application. Examples of product extensions of the T3AS include CTS, PAAS, Distributed System and the Low-Speed subsystem. In addition, the Company continually seeks to reduce the manufacturing cost of its products by taking advantage of advances in hardware technology. Finally, new technologies, such as SONET, SDH, Frame Relay, ATM, and the newly-created standard for testing of DS3 circuits, are the focus of significant research and product development activity at ADA. The Company anticipates that the SONET and SDH optical transmission standards will become the industry standards over the coming years for the North American and international networks, respectively. The Company's current T3AS products do not address either the SONET or SDH transmission standards.

     The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of telecommunications network test and performance monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance its products, to develop and introduce new products for the telecommunications network test and performance monitoring market and other markets, to address new industry transmission standards and changing customer needs and to achieve broad market acceptance for its products.

     The Company intends to extend its current products and develop new products to accommodate such new transmission standards and other advances in technology, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop a product which addresses such transmission standards could in the future adversely affect the sale and deployment of the Company's products. Any failure by the Company to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry transmission standards or customer requirements or any significant delays in product development or introduction could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others or that such products will achieve market acceptance.

     In fiscal 1994, 1995, and 1996, the Company spent $5.3 million, $5.8 million and $7.4 million, respectively, on internal research and development efforts.


MANUFACTURING AND SUPPLIERS

     The Company's manufacturing operations consist primarily of material planning and procurement, final assembly, module testing, burn-in, final system testing and quality control. The Company procures all components from outside manufacturers and believes it has good relationships with its suppliers. All final assembly and tests are completed by the Company at its production facility. The Company utilizes contract manufacturing (both consignment and turnkey operations) for the assembly of certain sub-assemblies, including printed circuit board modules. The Company also purchases sub-assemblies that have been modified to the Company's specifications from original equipment manufacturers.

     In January 1997, the Company acheived ISO 9001 certification for its headquarters facility in San Diego, California. The Company was formerly registered to the internationally recognized ISO 9001 standards by Bellcore, its registrar. ISO 9001 Quality Standards were developed by the International Organization for Standardization. It is a quality system standard for ensuring a total quality management system in engineering and manufacturing. The scope of the Company's registration is for the design and manfacture of telecommunications network performance management products, including associated software that help telecommunications providers manage their networks.

     All products are rigorously tested prior to shipment to customers. All printed circuit board modules are tested individually and as part of a system. The Company's quality control program is modeled to support the Bellcore standards. To date, the Company has not experienced significant field failures.

     In the event there are material deficiencies or defects in the design or manufacture of the Company's systems or if the Company's systems become incompatible with existing third-party network equipment, the affected products could be subject to a recall. The Company has experienced two significant product recalls in its history. There can be no assurance that the Company will not experience product recalls in the future. The cost of any subsequent product recall could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company could materially suffer from the potential negative publicity associated with a recall.

     Generally, the Company uses industry standard components for its products. Some components, however, including VLSI ASICs, are custom made to the Company's specifications. Certain components used in the Company's T3AS and Remote Module products, including its VLSI ASICs, are currently available from only one source and other components are available from only a limited number of sources. The Company has no supply agreements and generally makes its purchases with purchase orders. Further, certain components require an order lead time of up to one year. Other components that currently are readily available may become difficult to obtain in the future. Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. There can be no assurance that delays in key component and product deliveries will not occur in the future. The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reduction in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and operating results.

     Additionally, the Company uses third-party subcontractors for the manufacture of its subassemblies. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials to or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. To procure adequate supplies of certain components, the Company must make advance commitments to purchase relatively large quantities of such components in a number of circumstances. The Company believes, however, that by relying on a limited number of suppliers, it is in a better position to control quality, reduce manufacturing costs and improve product standardization.

     To procure adequate supplies of certain components, the Company must make advance commitments to purchase relatively large quantities of such components in a number of circumstances. At December 31, 1996, the Company had open noncancellable purchase commitments of approximately $3.4 million covering several different components. A large portion of the Company's purchase commitments consist of custom parts, some of which are sole source such as VLSI ASICs, for which there is no alternative use or application. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company's business, operating results and financial condition.

MARKETING, SALES AND CUSTOMER SUPPORT

     The Company markets its products to the RBOCs, their local telephone company affiliates, ITOCs, CAPs and long distance companies through an experienced direct sales force that works closely with senior management as well as the network management departments of these customers as part of the sales effort. As of February 28, 1997, the Company's sales organization consisted of 9 professionals, including 8 regional sales managers and one vice president. Each of the regional sales managers operates from a site located near his or her strategic responsibility. The sales managers are located in Arizona, Colorado, Georgia, Illinois, Indiana, Kansas, New York and Texas.

     The Company also provides engineering and installation services ("E&I") for customers. These services are performed at the customer site and involve assisting the customer with the installation of the Company's products into the customers network structure. These services are performed by customer support field applications and field support engineers.

     All service, repair and technical support of the Company's products are performed in-house. The Company also provides comprehensive on-site field support to its customers. The Company offers technical support to its customers on a 24-hours-a-day, 7-days-a-week basis. The Company's standard hardware warranty is two years. Its standard software warranty is one year.

BACKLOG

     At December 31, 1996, ADA had a firm backlog of approximately $1,885,000. All of the Company's backlog at December 31, 1996 is expected to be filled during fiscal 1997. At December 31, 1995, ADA had a firm backlog of approximately $5,047,000. Customers have placed orders quarterly and the Company has been operating in a book-and-ship mode, a trend the Company anticipates will continue. There can be no assurance that the current level of backlog will continue. In addition, since orders constituting the Company's current backlog are subject to changes in delivery schedules, the backlog is not necessarily an indication of future revenue.

     In certain cases, ADA may permit orders to be canceled without penalty where management believes it may be in the best interests of ADA to do so. There have been no cases to date where ADA's management believed it to be in the best interests of the Company to permit customers to cancel outstanding orders and the Company does not currently expect to permit customers to cancel any such orders in the future. To date, cancellation of system orders has not been material.

COMPETITION

     Although other competititors provide partial testing and monitoring solutions to the telecommunications network management market, the Company believes there are currently no competitors that provide an integrated comprehensive solution to performance monitoring and testing of the DS3 circuit as does the Company's T3AS system. The Company believes the principal competitive factors in this market are conformance with Bellcore and other industry transmission standards and specifications; product features, including price, performance and reliability; technical support; and the maintenance of close working relationships with customers. There can be no assurance that the Company will compete successfully in the future with respect to these factors.

     Although the Company believes that there are fewer than 10 current competitors that provide partial solutions to either performance monitoring or testing of the DS1 or DS0 circuits that make up the DS3 circuit, this market is fiercely competitive. Such competitors and prospective competitors include a number of companies, such as manufacturers of DS1 test and monitoring equipment, manufacturers of NIUs, manufacturers of digital cross-connect test and performance monitoring equipment and manufacturers of large transmission equipment. Many of these companies manufacture products that are directly competitive with the Company's Low-Speed Subsystems, T3AS Centralized Test Systems and Remote Module, and many of these competitors have significantly greater technical, financial, manufacturing, and marketing resources than the Company. In addition, the Company believes there are an increasing number of current competitors in the OS market that provide OS applications for testing, surveillance, performance monitoring and traffic management of telecommunications functions. In each of the NIU, CTS and OS markets, competition is expected to increase significantly in the future. For instance, the NIU market is fiercely competitive with respect to price, product features, established suppliers, and conformance with industry standards. In the OS market, improved technologies and tool sets have made the barriers to entry in this market relatively small.

     Several of the Company's competitors have long-established relationships with the Company's current and prospective customers. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.


PROPRIETARY RIGHTS

     ADA relies on a combination of technical leadership, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customer's needs. Currently, the Company has six U.S. patents granted and two U.S. patent applications allowed. One of the granted patents relates to the Company's Remote Module product. Additionally, the Company has nine pending U.S. patent applications and two international (Patent Cooperation Treaty) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged.

     The Company believes that the rapid rate of technological change and the relatively long development cycle for integrated circuits are also significant factors in the protection of the Company's proprietary position. The Company's proprietary VLSI ASICs incorporate unique system architectures and circuit approaches that have been developed through a broad, in-depth understanding of the telephone network. Availability of these proprietary devices, knowledge and experience of the Company's personnel, new product development, market recognition and product support are key factors in the protection of the Company's proprietary position. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company.

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is not aware of any infringement by its products or technology of the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, results of operations and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

EMPLOYEES

     As of Feb 28, 1997, ADA had approximately 219 full-time employees, including 127 in engineering, 44 in sales, marketing and customer support, 25 in operations and 23 in finance and administration. The success of the Company is dependent, in part, on its ability to attract and retain highly qualified personnel. Competition for such personnel is intense and the inability to attract and retain additional key employees or the loss of one or more current key employees could adversely affect the Company. There can be no assurance that the Company will be successful in hiring or retaining requisite personnel. The Company's President and Chief Executive Officer, Mr. Peter Savage, the Company's Vice President, Systems Engineering, Mr. Paul Hartmann, and the Company's Vice President, Customer Support, Mr. Donald O'Connor, have entered into severance arrangements with the Company. No other member of the Company's senior management is subject to an employment arrangement with the Company. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.




RISKS AND UNCERTAINTIES

CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS. The market for the Company's products currently consists of the seven RBOCs, other local telephone companies, CAPs and long distance telephone companies. The Company's marketing efforts to date have focused on the RBOCs which accounted for 73% of the Company's revenue in 1996. Accordingly, at present the Company's customer base is highly concentrated and there can be no assurance that its customer base will become less concentrated. Further, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Prior to selling products to a telephone company, a vendor must first undergo a product qualification process for its products with the telephone company. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, six of the seven RBOCs have qualified and deployed the Company's T3AS products. Any failure on the part of any of the RBOCs or other telephone companies to maintain their qualification of the Company's T3AS products, failure of any of the RBOCs or other telephone companies to deploy the Company's T3AS products, or any attempt by any of the RBOCs or other telephone companies to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and U S West have entered into purchase contracts with the Company. Other RBOCs, independent telephone companies, and other telephone service providers purchase the Company's products under standard purchase orders. Since the RBOC contracts may be terminated at the convenience of the RBOC, the Company believes that the purchase contracts are not materially different than purchasing under purchase orders. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, telephone company work force reductions and staff reassignments have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

     HIGH DEPENDENCE ON SINGLE PRODUCT LINE. The majority of the Company's revenue to date has been derived from the sale of T3AS products and services. The Company expects that a majority of its revenue will continue to be derived from T3AS products and services in the near term. However, the Company is investing in the expansion of its product lines through the enhancement, development and marketing of its NIU, CTS, PAAS, and OS products. Failure by the Company to enhance either its existing T3AS products and services including CTS and PAAS. or its NIU and OS products, and to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

     COMPETITION. The Company believes there are currently no competitors that provide an integrated comprehensive solution to performance monitoring and testing of the DS3 circuit as does the Company's T3AS system. The Company believes the principal competitive factors in this market are conformance with Bellcore and other industry transmission standards and specifications; product features, including price, performance and reliability; technical support; and the maintenance of close working relationships with customers. There can be no assurance that the Company will compete successfully in the future with respect to these factors and others that may arise. Although the Company believes that there are fewer than 10 current competitors that provide partial solutions to either performance monitoring or testing of the DS1 or DS0 circuits that make up the DS3 circuit, this market is fiercely competitive. Such competitors and prospective competitors include a number of companies, such as manufacturers of DSI test and monitoring equipment, manufacturers of NIUs, manufacturers of digital cross-connect test and performance monitoring equipment and manufacturers of large transmission equipment. Many of these companies manufacture products that are directly competitive with the Company's Low-Speed Subsystems, T3AS Centralized Test Systems and Remote Module, and many of these competitors have significantly greater technical, financial, manufacturing, and marketing resources than the Company. In addition, the company believes that there are an increasing number of current competitors in the OS market that provide OS applications for testing, surveillance, performance monitoring and traffic management of telecommunications functions. In each of the NIU, CTS and OS markets, competition is expected to increase significantly in the future. For instance, the NIU market is fiercely competitive with respect to price, product features, established suppliers, and conformance with industry standards, and in the OS market, improved technologies and tool sets have made the barriers to entry in this market relatively small. Additionally, several of the Company's competitors have long-established relationships with the Company's current prospective customers. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

     MANAGEMENT OF CHANGING BUSINESS. As a result of acquisitions in 1996, the Company obtained additional office space and hired additional personnel in both Terre Haute, Indiana and British Columbia, Canada to support the business operations of the new products, services and technologies acquired. The Company faces significant management challenges related to the integration of the operations, products and technologies acquired as well as the management of separate geographic locations. In 1996, the Company formed two strategic business units: the Network Systems and Sensors business unit and the Network Management business unit. The business units are synergistic with the evolution of the Company from a single product line to multiple product lines. The Network Systems and Sensors business unit is built around the Company's T3AS products and services including CTS and PAAS, as well as the Remote Module product. The Network Management business unit focuses on OS products including TDC&E, FMS and OS design services all acquired through acquisitions, as well as GTA and Sectionalizer. There can be no assurance that the Company will be successful in managing its new business unit structure. The Company is currently transitioning portions of the OS design service business to a product-oriented business. This transition will likely place a significant strain on the Company's management, information systems and operations and there can be no assurance that such a transition can be successfully managed. The acquisitions and resultant growth in the Company's infrastructure have placed, and are expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of the acquisitions or in the future. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, results of operations, and financial condition.

     MERGERS. Of the eight major TSPs currently involved in merger transactions, six are customers of the Company. Several of the mergers involve companies that purchase network systems, software and services from the Company's competitors. Consequently, the completion of certain of these mergers may result in the loss of business and customers for the Company. Additionally, the impact of capital spending constraints during the merger transitions could have a material adverse effect on the Company's business, operating results and financial condition.

     RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changing regulatory environments, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of telephone network test and performance-monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards, such as ATM, Frame Relay and SONET, could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance its current products, to develop and introduce new products for the telephone network test and performance-monitoring market, the OS market, and other markets, to address new industry transmission standards and changing customer needs, and to achieve broad market acceptance for its products. In particular, the Company anticipates that the SONET and SDH optical transmission standards will become the industry transmission standards over the coming years for the North American and international networks, respectively. The Company's current T3AS products do not address either the SONET or SDH transmission standard. The Company intends to extend its current products and develop new products to accommodate such new transmission standards, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop a product which addresses such transmission standards could adversely affect the sale and deployment of the Company's T3AS products. Any failure by the Company to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry transmission standards or customer requirements, or any significant delays in product development or introduction could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to successfully develop new products to meet customer requirements, to address new industry transmission standards and technological changes or to respond to new product announcements by others, or that such products will achieve market acceptance.

     DEPENDENCE ON SUPPLIERS AND SUBCONTRACTORS; NEED TO MAKE ADVANCE PURCHASE COMMITMENTS. Certain components used in the Company's T3AS products and Remote Module product, including its VLSI ASICs and other components, are available from a single source. The Company has no supply agreements and generally makes its purchases with purchase orders. Further, certain components require an order lead time of up to one year. Other components that currently are readily available may become difficult to obtain in the future. Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production in response to customer orders in excess of amounts projected by the Company. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. There can be no assurance that delays in key component and part deliveries will not occur in the future. The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and operating results. Additionally, the Company uses third-party subcontractors for the manufacture of its subassemblies. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and could result in increased prices for affected parts. To procure adequate supplies of certain components, the Company must make advance commitments to purchase relatively large quantities of such components in a number of circumstances. A large portion of the Company's purchase commitments consists of custom parts, some of which are sole-source such as VLSI ASICs, for which there is no alternative use or application. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company's business, operating results and financial condition.

     PRODUCT RECALL. Producers of telecommunications network equipment, including test access and performance monitoring systems such as those being marketed by the Company, are often required to meet rigorous standards imposed by Bellcore, the research and development entity created following the divestiture of AT&T to provide ongoing engineering support to the RBOCs. In addition, the Company must meet specialized standards imposed by its customers. The Company's systems are also required to interface in a complex and changing environment with telecommunication network equipment made by numerous suppliers. In the event there are material deficiencies or defects in the design or manufacture of the Company's systems, or if the Company's systems become incompatible with existing third-party network equipment, the affected products could be subject to a recall. The Company has experienced two significant product recalls in its history and there can be no assurance that the Company will not experience any product recalls in the future. The cost of any subsequent product recall and associated negative publicity could have a material adverse effect on the Company's business, operating results and financial condition.

     GOVERNMENT REGULATION. The majority of the Company's customers operate within the telecommunications industry which is subject to regulation in the United States and other countries. Most of the Company's customers must receive regulatory approvals in conducting their businesses. Although the telecommunications industry has recently experienced government deregulation, there is no assurance this trend will continue. In fact, recent regulatory rulings have affected the ability of the Company's customers to enter new markets and deliver new services which could impact their ability to make significant capital expenditures. The effect of regulatory rulings by federal and state agencies on the Company's customers may adversely impact the Company's business, operating results and financial condition.

     PROPRIETARY TECHNOLOGY. The Company relies on a combination of technical leadership, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customer's needs. Currently, the Company has nine U.S. patents granted and two U.S. patent applications allowed. One of the granted patents relates to the Company's Remote Module product. Additionally, the Company has nine pending U.S. patent applications and two international (Patent Cooperation Treaty) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is not aware of infringement by its products or technology of the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, results of operations and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

     VOLATILITY OF STOCK PRICE. The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by public market analysts and investors could have an immediate and significant adverse effect on the trading price of the Company's common stock. Fluctuation in the Company's stock price may also have an effect on customer decisions to purchase the Company's products which could have a material adverse effect on the Company's business, operating results and financial condition,

ITEM 2.  PROPERTIES

     The Company currently maintains its headquarters in a leased facility in San Diego, California, which contains all development, engineering, assembly, marketing and administrative functions, in 38,987 square feet of space in one building. The lease expires in fiscal 1999. The Company also leases additional office facilities in Terre Haute, Indiana, and Vancouver, British Columbia, both of which house product development and customer support operations. The Company leases 12,600 and 25,604 square feet of space in Terrre Haute and Vancouver, respectively. The Terre Haute lease expires in September 1997, and the Vancouver lease expires in December 1999. The Terre Haute lease includes an option to extend the lease term one year from the September 1997 expiration date. The Company believes that its existing facilities will be adequate to meets its needs through 1997.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK MARKET INFORMATION

Applied Digital Access' Common Stock is listed on the NASDAQ National Market and is traded on the over the counter market under the symbol "ADAX." The following table set forth the high and low sales prices the Company's common stock for the periods indicated.


     1996                  High                  Low
     ----                  ----                  ---
First Quarter              $17.00               $ 9.50
Second Quarter              19.00                 9.75
Third Quarter               11.75                 6.25
Fourth Quarter               8.75                 4.75

     1995                  High                  Low
     ----                  ----                  ---
First Quarter              $30.50               $ 13.00
Second Quarter              16.75                 10.25
Third Quarter               17.50                 10.50
Fourth Quarter              15.00                 10.00

There were 247 shareholders of record as of February 28, 1997.

DIVIDEND POLICY

Applied Digital Access has not declared or paid any cash dividends on it Common Stock to date. The Company currently intends to retain all earnings, if any, to fund the development and growth of its business and therefore does not anticipate paying any cash dividends within the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


(Dollars in thousands)                          1992           1993           1994           1995           1996
                                                ----           ----           ----           ----           ----

Revenue                                     $  7,453      $  14,259       $  35,597       $ 20,470       $  24,422

Gross Profit                                   2,914          7,125          20,791         11,753          11,813

Operating Expenses:

Research and  development                      3,181          3,902           5,335          5,807           7,356

In process research and development
related to acquistions                           -              -               -              -             3,286

Sales and marketing                            1,916          2,406           3,363          4,234           6,312

General and administrative                     1,416          1,354           2,337          2,985           3,576
                                               -----          -----           -----          -----           -----

    Total operating expenses                   6,513          7,662          11,035         13,026          20,530


Net income (loss)                             (3,621)          (619)         10,620            759           (7,120)
                                              -------          -----         ------            ---           -------


Net income (loss) per share                 $  (4.96)       $  (.75)        $   .88        $  .06              (.59)
                                            --------         -------         -------        ------              ----

Net income (loss) per share,                $  (.46)       $   (.07)        $   .88        $  .06              (.59)
supplementary (1)                           --------         -------         -------        ------              ----

Weighted average number of  shares and
commom share equivalents (1)                    730             820          12,091        12,848            12,084

Weighted average number of shares and
common share equivalents, supplementary (1)   7,914           8,693          12,091        12,848            12,804

Working Capital                           $   3,082       $   2,251          26,081        36,728            31,229

Total assets                                  5,389           6,878          48,919        49,936            45,972

Long-term debt                                  431             117              82            49                33

(1) See Note 2 to the Financial Statements, a copy of which is attached hereto as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The  Financial  Statements  on pages  18  through  22 and the  Notes to
Financial   Statements  on  pages  23  through  29  of  the  Annual  Report  are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Identification   of  Directors.   The  information  under  the caption
"Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

          Identification  of  Executive  Officers.   The  information  under the
headings "Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

          Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant and upon written representations of all individuals required to file forms pursuant to Section 16(a), the Registrant knows of no such individual that failed to file Forms 3, 4 and 5 on a timely basis during the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

          The information under the headings "Executive Compensation and Other Information," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information under the headings "Principal Shareholders" and "Common Stock Ownership of Management," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)                   1.   FINANCIAL STATEMENTS

          The following financial statements of the Company, included in the 1996 Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference as required under Item 8 of this annual report on Form 10-K:

         Report of Independent Accountants

         Balance Sheets at December 31, 1995 and December 31, 1996

         Statements of Operations for the years ended December 31, 1994, 1995 and 1996

         Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996

         Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

         Notes to Consolidated Financial Statements

               2.   FINANCIAL STATEMENT SCHEDULES

         The  following  financial  statement  schedules are included in Item 14
         (d):

         Report of Independent Accountants
         Schedule II  -  Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (b)      REPORTS ON FORM 8-K

              No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)      EXHIBITS

      EXHIBIT                                                            PAGE
      NUMBER                                                             NUMBER
      ------                                                             ------
     2.1(6) Asset Purchase Agreement between Applied Digital Access, -- Inc. and Applied Computing Devices, Inc. dated February
               29, 1996

     2.2(8)    Asset Purchase Agreement between Applied Digital Access,      --
               Inc. and MPR Teltech, Ltd. dated July 16, 1996

     3.1(1)    Amended and Restated Articles of Incorporation (Exhibit 3.3). --

    +3.2(1)    Amended and Restated Bylaws of the Company as amended         --
               (Exhibit 3.4). Form of Written Consent of Holders of
               Series A, Series B, Series C, Series -- 10.1(1) D and
               Series E Preferred Stock to Conversion effective immediately prior to the closing.

    10.1(1)    Registration Rights Agreement by and between the              --
               Company and certain shareholders of the Company, dated May 22, 1992 as amended pursuant to the Amendment to Registration Rights Agreement dated April 9, 1993.

    10.2(1)    Series A Preferred Stock Purchase Agreement by and            --
               between the Company and the purchasers identified on Exhibit A to the Agreement, dated August 17,
               1987 as amended and restated on December 24, 1987.

    10.3(1)    Series B Preferred Stock Purchase Agreement by and            --
               between the Company and the purchasers identified on Exhibit A to the Agreement, dated January 20, 1989.

      EXHIBIT                                                            PAGE
      NUMBER                                                             NUMBER
      ------                                                             ------

     10.4(1)   Modification Agreement and Consent by and between the         --
               Company and the holders of the Company's Series A
               Preferred Stock, dated January 20, 1989.

     10.5(1)   Supplemental Series B Preferred Stock Purchase                --
               Agreement by and between the Company and the Purchasers identified on Exhibit A to the Agreement, dated January 30, 1989.

     10.6(1)   Stock Purchase and Capital Contribution Agreement by          --
               and between the Company and the purchasers identified on Exhibit A to the Agreement, dated February 28, 1991.

     10.7(1)   Series D Preferred Stock Purchase Agreement by and            --
               between the Company and the purchasers identified on Exhibit A to the Agreement, dated March 13, 1991.

     10.8(1)   Capital Contribution Agreement by and between the             --
               Company and the persons identified on Exhibit A to the Agreement, dated March 13, 1991.

     10.9(1)   Series E Preferred Stock Purchase Agreement by and            --
               between the Company and the purchasers identified on Exhibit A to the Agreement, dated May 22, 1992, as amended pursuant to the Amendment No. One to Series
               E Preferred Stock Purchase Agreement dated July 22, 1992 and the Amendment to Series E Preferred Stock
               Purchase Agreement dated April 9, 1993.

    10.10(1)   Modification Agreement and Consent by and between the         --
               Company and the holders of the Company's Series A
               Preferred Stock, Series B Preferred Stock, Series
               C Preferred Stock and Series D Preferred Stock, dated May 22, 1992.

    10.11(1)   Standby Loan Facility Agreement by and between                --
               the Company and the purchasers identified on Exhibit A to the Agreement, dated April 9, 1993, as amended pursuant to an Amendment to Standby Loan Facility Agreement dated April 9, 1993. Related form of Note and form of Warrant.

    10.12(1)   Lease for the Company's facilities at 9855 Scranton           --
               Road, dated June 15, 1993.

    10.13(1)   Master Equipment Lease Agreement dated July 8, 1988           --
               by and between the Company and Comdisco, Inc., as amended.

    10.14(1)   Warrant Agreement, dated July 8, 1988 by and                  --
               between the Company and Comdisco, Inc., as amended.

    10.15(1)   Warrant Agreement dated August 15, 1991 by and                --
               between the Company and Comdisco, Inc.

    10.16(1)   Agreement dated July 1, 1991 by and between the               --
               Company and BellSouth Services Incorporated, as amended
               (with certain confidential portions omitted).

    10.17(1)   Manufacturing Agreement dated April 30, 1993 by and           --
               between the Company and Comptronix Corporation.

    10.18(1)   Manufacturing Agreement dated November 19, 1993               --
               by and between the Company and Arrow Electronics, Inc. (with certain confidential portions omitted).

      EXHIBIT                                                            PAGE
      NUMBER                                                             NUMBER
      ------                                                             ------

    10.19(1)   Software License Agreement dated January 16, 1992 by          --
               and between the Company and GCOM (with certain confidential portions omitted).

    10.20(1)   Master Agreement for Operations Systems Modifications         --
               for the Integration of Network Elements, dated June 17,
               1991 by and between the Company and Bellcore, as amended.

    10.21(1)   Addendum #1 to Master Agreement for Operations Systems        --
               Modifications for the Integration of Network
               Elements, dated June 17, 1991 by and between the Company and Bellcore dated July 10, 1991.

    10.22(1)   Addendum #2 to Master Agreement for Operations Systems        --
               Modifications for the Integration of Network
               Elements, dated June 17, 1991 by and between the Company and Bellcore dated November 19, 1993.

    10.23(1)   Addendum #3 to Master Agreement for Operations Systems        --
               Modification for the Integration of Network Elements dated June 17, 1991 by and between the Company and Bellcore dated December 27, 1993.

    10.24(1)   Sales Representative Agreement dated October 11, 1991         --
               by and between the Company and Taiwan Victory Technology Corporation (with certain confidential portions omitted).

   +10.25(1)   The Company's 1988 Stock Option Plan, as amended.             --

   +10.26(1)   The Company's Restricted Stock Purchase Plan, as amended.     --

   +10.27(1)   1988 Stock Option Plan Form of Incentive Stock                --
               Option Agreement.

   +10.28(1)   1988 Stock Option Plan Form of Non-Qualified Stock            --
               Option Agreement.

   +10.29(1)   1988 Stock Option Plan Form of Stock Purchase Agreement.      --

   10.30(1)    Stock Option Agreement dated May 22, 1991, by and             --
               between the Company and the Boundary Fund.

    10.31(1)   Stock Purchase Agreement dated September 30,                  --
               1991, by and between the Company and the Boundary Fund.

   +10.32(1)   Stock Option Agreement dated May 22, 1991, by and between     --
               the Company and Richard E. Pospisil.

   +10.33(1)   Stock Purchase Agreement dated December 23, 1993,             --
               by and between the Company and Richard E. Pospisil.

   +10.34(1)   Consulting Services Agreement dated July 11, 1993             --
               by and between the Company and Thomas L. Engdahl.

   +10.35(1)   Settlement Agreement and General Release dated                --
               June 11, 1993 by and between the Company and Thomas
               L. Engdahl, as amended.

   +10.36(1)   Stock Pledge Agreement dated August 10, 1993 by               --
               and between the Company and  Thomas L. Engdahl.

   +10.37(1)   Promissory Note Secured by Stock Pledge Agreement             --
               dated August 10, 1993 executed by Thomas L. Engdahl in favor of the Company.

   +10.38(1)   Severance Agreement dated November 27, 1990 by                --
               and between the Company and  Peter P. Savage.

      EXHIBIT                                                            PAGE
      NUMBER                                                             NUMBER
      ------                                                             ------

   +10.39(1)   Promissory Note dated June 12, 1992 executed                  --
               by Peter Savage in favor of the Company.

   +10.40(1)   Severance Agreement dated June 20, 1988 by and                --
               between the Company and Paul  R. Hartmann.

   +10.41(1)   Management Team Incentive Compensation Plan.                  --

   +10.42(1)   The Company's 1994 Stock Option/Stock Issuance Plan.          --

   +10.43(1)   1994 Stock Option/Stock Issuance Plan Form                    --
               of Stock Option Agreement.

   +10.44(1)   1994 Stock Option/Stock Issuance Plan Form of                 --
               Stock Issuance Agreement.

   +10.45(1)   1994 Employee Stock Purchase Plan.                            --

   +10.46(1)   1994 Stock Purchase Plan Form of Stock Purchase Agreement.    --

    10.47(1)   Form of Employee Proprietary Information Agreement.           --

   +10.48(1)   Form of Indemnification Agreements between the Company        --
               and each of its directors.

   +10.49(1)   Form of Indemnification Agreements between the Company        --
               and each of its officers.

   10.50(1)    Binary Software License Agreement dated March 7,              --
               1989 between the Company and Software Components Group,
               Inc., as amended.

   10.51(2)    General Purchase Agreement dated April 11, 1994               --
               between the Company and U.S. West Communications, Inc.
               (with certain confidential portions omitted)
               (Exhibit 10.1).

   10.52(3)    Reinstatement Agreement dated September 22, 1994              --
               between the Company and BellSouth Telecommunications Incorporated (with certain confidential portions omitted) (Exhibit 10.2).

   10.53(3)    Purchase Agreement with Telecommunications Products           --
               and Related Services between the Company and Ameritech Services, Inc. (with certain confidential portions omitted) (Exhibit 10.3).

   10.54(4)    First Amendment to Office Lease dated September 23,           --
               1994 between the Company and Sorrento Tech Associates.

  +10.55(4)    Settlement Agreement and General Release dated                --
               January 17, 1995 between the Company and Charles H. Divine.

   10.56(5)    Purchase Agreement for Telecommunications Products            --
               and Related Services between Southwestern Bell
               Telephone Company and Applied Digital Access,
               Inc., dated September 8, 1995 (with certain confidential portions omitted) (Exhibit 10.1).

  +10.57(7)    Apllied Digital Access 1994 Stock Option/Stock                --
               Issuance Plan, as amended.

  +10.58(7)    Applied Digital Access 1994 Employee Stock                    --
               Purchase Plan, as amended

  +10.59(7)    Applied Digital Access 1996 Non-Qualified Option Plan         --

     EXHIBIT                                                             PAGE
      NUMBER                                                             NUMBER
      ------                                                             ------

   10.60(9)    Master Agreement between Northern Telcom, Ltd.                --
               and Applied Digital Access, Inc. dated July 16, 1996

   10.61(9)    Stock Purchase Agreement between Applied Digital              --
               Access, Inc. and MPR Teltech, Ltd. dated July 16, 1996.

   10.62(9)    License Agreement between Northern Telcom, Ltd.               --
               and Applied Digital Access, Inc.

   10.63(9)    Second Amendment to Lease between Sorrento                    --
               Tech Associates and Applied Digital Access, Inc.
               dated August 8, 1996

   10.64(9)    Lease Agreement between Rose Hulman Institute of              --
               Technology, through its authorized leaseing agent, Ragle and Company, and Applied Digital Access, Inc.
               dated September 15, 1996.

   10.65(9)    Agreement for Extension of Term, Amendement No.               --
               2 to General Purchasing Agreement between US
               WEST Communications, Inc. and Applied Digital
               Access, Inc. dated August 15, 1996

      10.66    Sublease agreement between Applied Digital Access,            --
               Inc. and ENOVA Corporation dated December 9, 1996

      10.67    First Amendment to Sublease between  Applied                  --
               Digital Access and ENOVA Corporation dated January 24, 1997

      10.68    Agreement for Extension of Term, Amendement No. 3 to          --
               General Purchasing Agreement between US WEST
               Communications, Inc. and Applied Digital Access,
               Inc. dated January 30, 1997

      10.69    Office Lease Agreement between 2725321 Canada Inc.            --
               and Applied Digital Access - Canada, Inc.
               dated January 1, 1997.

       11.1    Statement regarding computation of earnings per share.

       13.1    Applied Digital Access, Inc., 1996 Annual Report to Shareholders.

       23.1    Consent of Coopers & Lybrand L.L.P.

       24.1    Power of Attorney. (See page 25).

       27.1    Financial Data Schedule

         +        Management contract or compensatory plan.

       (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-75258), as amended.

       (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994
               (File No. 0-23698).

       (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994
               (File No. 0-23698).

       (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-23698).

       (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995
                (File No. 0-23698).

       (6) Incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 1996 (File No. 0-23698).

       (7) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-08297), as amended

       (8) Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1996 (File No. 0-23698).

       (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
               (File No. 0-23698).


Supplemental Information

     Copies of the Registrant's Proxy Statement for the Annual Meeting of shareholders to be held May 20, 1997 and copies of the form of proxy to be used for such Annual Meeting were furnished to the Commission prior to the time they were distributed to the shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                APPLIED DIGITAL ACCESS, INC.


Date:  March 29, 1997                           By:      /s/ Peter P. Savage
                                                      ------------------------
                                                             Peter P. Savage
                                                             President and
                                                             Chief Executive
                                                             Officer

                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Peter P. Savage or James L. Keefe, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                   DATE
---------                    -----                                   ----

/s/ Peter P. Savage              President, Chief Executive       March 29, 1997
---------------------
  (Peter P. Savage)              Officer and Director
                                 (Principal Executive
                                 Officer)

/s/ James L. Keefe               Vice President, Finance and     March 29, 1997
---------------------
  (James L. Keefe)               Administration, Secretary,
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

/s/ Kenneth E. Olson             Director                        March 29, 1997
----------------------
  (Kenneth E. Olson)


/s/ Christopher B. Paisley        Director                       March 29, 1997
---------------------------
  (Christopher B. Paisley)


/s/ Edward F. Tuck                Director                       March 29, 1997
-----------------------
  (Edward F. Tuck)