Form 10-Q
period 1997-03-31
APPLIED DIGITAL ACCESS INC
filed 1997-05-15
CIK 919048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

There were 12,452,989 of the registrant's Common Stock, no par value, outstanding on April 30, 1997.

                                                                          Page 2
                          APPLIED DIGITAL ACCESS, INC.

                               INDEX TO FORM 10-Q

                                                                  Page
                                                                  ----

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at
           March 31, 1997 and December 31, 1996                      3

           Condensed Consolidated Statement of Operations for
           the three months ended March 31, 1997
           and March 31, 1996                                        4

           Condensed Consolidated Statement of Cash Flows for
           the three months ended March 31, 1997 and
           March 31, 1996                                            5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            7-10

           Risks and Uncertainties                                 10-13

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                         14

  Item 2.  Changes in Securities                                     14

  Item 3.  Defaults Upon Senior Securities                           14

  Item 4.  Submission of Matters to a Vote of  Security Holders      14

  Item 5.  Other Information                                         14

  Item 6.  Exhibits and Reports on Form 8-K                          14


SIGNATURES                                                           15

Item 1.

                          APPLIED DIGITAL ACCESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,          DECEMBER 31,
                                                          1997                 1996
                                                          ----                 ----
                                                       (UNAUDITED)
                                                            (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                              $1,731                 $1,504
   Investments - current                                  19,767                 19,957
   Accounts receivable, net                                6,153                  6,798
   Inventory, net                                          7,098                  7,363
   Deferred income taxes                                     130                    130
   Prepaid expenses and other current assets               1,009                  1,089
                                                      ----------            -----------

          Total current assets                            35,888                 36,841

Property and equipment, net                                4,757                  4,936
Deferred income taxes                                      1,372                  1,372
Other, net                                                 2,590                  2,823
                                                      ----------            -----------

                                                         $44,607                $45,972
                                                      ==========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $2,265                $2,120
   Accrued expenses                                        1,257                 1,507
   Accrued warranty                                        1,393                 1,398
   Deferred revenue                                          496                   587
                                                      ----------            -----------

          Total current liabilities                        5,411                 5,612

   Obligations under capital leases, net of
    current portion                                           29                    33
                                                      ----------            ----------
          Total liabilities                                5,440                 5,645
                                                      ----------            ----------

Shareholders' equity:
   Preferred stock, no par value, 7,500,000
     shares authorized, no shares issued                      -                     -
   Common stock, no par value, 30,000,000 shares
    authorized, 12,394,971 and 12,255,334 shares
    issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively                       50,929                50,631
   Additional paid-in capital                              2,487                 2,492
   Unrealized gain on investments                              9                    25
    Deferred compensation                                    (37)                  (50)
   Accumulated deficit                                   (14,221)              (12,771)
                                                      -----------           -----------

          Total shareholders' equity                      39,167                40,327
                                                      -----------           -----------

                                                         $44,607               $45,972
                                                      ===========           ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS
                                                      --------------------
                                                         ENDED MARCH 31,
                                                         ---------------
                                                  1997                    1996
                                                  ----                    ----
                                                  (Amounts in thousands except
                                                         per share amount)

Revenue                                            $6,388             $6,637
Cost of revenue                                     3,211              3,020
                                                  -------            -------

Gross profit                                       3,177               3,617

Operating expenses:
    Research and development                       2,001               1,667
    In-process research and development
       related to asset acquisition                    -               1,186
    Sales and marketing                            1,458               1,441
    General and administrative                     1,355                 680
                                                  ------               ------

Total operating expenses                           4,814               4,974
                                                  ------               -----

Operating loss                                    (1,637)             (1,357)

Interest income                                      243                 474
Other income (expense), net                           (4)                 15
                                                  ------               ------

Loss before income taxes                          (1,398)               (868)

Provision for income taxes                            51                   -
                                                  ------               ------

Net loss                                         ($1,449)              ($868)
                                                  ======               ======

Net loss per share                                ($0.12)              ($0.07)
                                                  ======               ======

Number of shares used in per share
    computations                                  12,310               11,939

    The accompanying notes are an integral part of the consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                      1997             1996
                                                                      ----             ----
                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                           ($1,449)           ($868)
   Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
       In-process research and development related to
       asset acquisition                                                   -             1,186
       Depreciation and amortization                                      661              255
       Other                                                               51               15
   Changes in assets and liabilities:
       Accounts receivable                                                645            2,266
       Inventory                                                          240               94
       Prepaid expenses and other current assets                           80              151
       Accounts payable                                                   145              163
       Accrued expenses                                                  (251)             168
       Accrued warranty                                                    (5)              37
       Deferred revenue                                                   (91)               -
                                                                   -----------      ----------
       Net cash provided by
        operating activities                                               26            3,467
                                                                   -----------      ----------
Cash flows from investing activities:

   Purchases of investments                                            (6,789)          (8,042)
   Maturities of investments                                            6,944            8,926
   Purchases of property and equipment                                   (249)            (200)
   Purchase costs related to asset acquisitions                             -           (1,900)
                                                                   -----------      ----------
   Net cash used by investing activities                                  (94)          (1,216)
                                                                   -----------      ----------
Cash flows from financing activities:
   Principal payments on capital leases                                    (3)              (9)
   Proceeds from the issuance of common
     stock under stock option plans                                       298              191
                                                                   -----------      ----------
       Net cash provided by financing activities                          295              182
                                                                   -----------      ----------
       Net increase in cash and cash equivalents                          227            2,433

   Cash and cash equivalents, beginning of period                       1,504            1,673
                                                                   ----------        ---------
   Cash and cash equivalents, end of period                            $1,731           $4,106
                                                                   ==========        =========


    The accompanying notes are an integral part of the consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


1.  Basis of Presentation

    The accompanying Unaudited condensed consolidated financial statements include the accounts of Applied Digital Access, Inc. ("the Company" or "ADA") and its wholly owned subsidiary: Applied Digital Access - Canada, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks and Uncertainties, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC.

2.  Inventory

    Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market.
    Inventory was as follows:

                                    March 31, 1997            December 31, 1996
                                    --------------            -----------------
                                               (Dollars in thousands)
        Raw materials                $3,825                         $4,211
        Work-in-process               2,447                          2,558
        Finished goods                1,320                          1,063
                                      -----                          -----
                                      7,592                          7,832
        Less inventory reserve         (494)                          (469)
                                      -----                          -----
                                     $7,098                         $7,363
                                     ======                         ======

3.  Per Share Information

    Per share information is computed using the weighted average number of common shares and common equivalent shares (when the effect is dilutive) outstanding during the periods presented. Common equivalent shares result from outstanding options and warrants to purchase common stock.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure. The accounting standards is effective for fiscal years ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation of its earning per share in future periods.

Item 2.
                          APPLIED DIGITAL ACCESS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 31, 1997


Except for the historical information contained herein, the matters discussed in this Form 10-Q may contain forward-looking statements which involve risk and uncertainties. Factors that may affect the Company's results of operations include but are not limited to concentration of major customers, telephone company qualification requirements, high dependence on single product line, competition, management of changing business, mergers, rapid technological change and dependence on new products, dependence on suppliers and subcontractors, product recall, government regulation, proprietary technology, dependence on key personnel, and volatility of stock price. The Company believes that deregulation and the resulting increased number of competitors providing telecommunications services could result in an expansion of the Company's customer base and increased competition with regard to service levels and costs, ultimately causing an increased demand for the Company's products. However, additional delays in the deployment of the Company's products and continued uncertainty surrounding the telecommunications industry may have a material adverse impact on the Company's business, operating results and financial condition. As a result of the uncertainties faced by the Company's customers, the Company continues to have limited visibility with regard to future customer orders and the timing of such orders. Customers have been placing orders quarterly and the Company has been operating in a book and ship mode. With a small customer base and fluctuating order size, this trend has resulted in quarter-to-quarter revenue fluctuations that are likely to continue for the foreseeable future.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission.

Overview

ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' networks. ADA's products are designed to enable service providers to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services. ADA has positioned its business to assist service providers in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as provisioning, configuration management, performance management, testing and traffic management. ADA has approached the industry demand for network management products with a three-faceted approach;
(1) Network Systems and Sensors that provide testing and performance monitoring functions as well as selected transport functions; (2) Network Management software that enables service providers to manage their network operations; and
(3) Services that are customized to meet the evolving needs of the service provider market. In 1996, the Company formed two strategic business units: the Network Systems and Sensors business unit and the Network Management business unit. The business units are synergistic with the evolution of the Company from a single product line to multiple product lines. The Network Systems and Sensors business unit is built around the Company's T3AS products and services including its T3AS system, Centralized Test System ("CTS") and Protocol Analysis Access System ("PAAS"), and the Remote Module, a DS1 network interface unit ("NIU"). The Network Management business unit focuses on Operations Systems ("OS") software products including the Traffic Data Collection and Engineering System ("TDC&E"), the Fault Management System ("FMS") and OS design services all acquired through acquisitions, as well as Graphical Test Assistant ("GTA") and Sectionalizer. The Company is currently transitioning portions of the OS design service business to a product-oriented business.

Recent Developments

On April 15, 1997, the Company reached a non-binding agreement with Northern Telecom Limited ("Nortel") to acquire Nortel's Digital Support System II(TM) ("DSS II(TM)") operations system software product. The non-binding agreement calls for the Company to acquire from Nortel an exclusive worldwide license, subject to certain residual rights retained by Nortel, to the DSS II(TM) software for cash and common stock of the Company. Nortel will retain the right to and will continue to support its current DSS II(TM) customers based outside of North America, as part of its Integrated Network Management ("INM") portfolio for managed Broadband Network solutions. The proposed acquisition is subject to negotiation and the execution of definitive documents.

The proposed acquisition represents the completion of a two-part plan to acquire software development capability in the telephone company operations system software arena and convert that capability to a product-based business. The first part of the plan involved the acquisition by the Company of its Vancouver based development team known as British Columbia Group ("BCG") from MPR Teltech, Ltd., a subsidiary of BC TELECOM, Inc., in July 1996. BCG has been responsible for design, development, and maintenance of DSS II(TM) and its predecessor DSS since 1986, most recently under contract to Nortel's Network Services Management Division.

The proposed acquisition of DSS II(TM) is part of the Company's strategic plan to enter the network management operations system software business and build a portfolio of products which are essential to the operation of telecommunication services providers networks.

Results of Operations

Revenue totaled $6,388,000 for the three months ended March 31, 1997, a 4% decrease from revenue of $6,637,000 for the three months ended March 31, 1996. The decrease is primarily due to fewer sales of T3AS products, which were offset by an increase in OS software and services revenue. Revenue for the quarter ended March 31, 1997 included approximately $2.8 million from the Company's T3AS products and services compared to $6.6 million in the same quarter a year ago. This decrease in T3AS sales was primarily the result of decreased capital expenditures by several of the Company's customers, the highly competitive market for the Company's CTS and NIU products, and the impact of regulatory actions on the Company's customers. Revenue for the quarter ended March 31, 1997 included approximately $3.6 million from OS services and products compared to $48,000 for the same prior year period. The Company's OS product and service revenue is mostly the result of the acquisition of assets from Applied Computing Devices, Inc. ("ACD") in February 1996 and the Special Services Network Division ("SSN") of MPR Teltech, Ltd. in July 1996. The Company expects that revenue from sales of the T3AS product family and recently acquired OS products and services will account for a majority of the Company's revenue for the foreseeable future.

Gross profit was $3,177,000 for the three months ended March 31, 1997, a decrease of 12% from $3,617,000 in the first quarter of 1996. Gross profit as a percent of revenue was 50% for the three months ended March 31, 1997 compared to 54% for the three months ended March 31, 1996. The decrease in gross profit is the result of a change in the mix of products sold in the first quarter of 1997. In the quarter ended March 31, 1997 the majority of the Company's revenue was generated from OS software design services, which have a lower margin than T3AS products. There can be no assurance that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressure in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolesce and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material cost, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

Research and development expenses totaled $2,001,000 for the three months ended March 31, 1997, a 20% increase from $1,667,000 for the three months ended March 31, 1996. The majority of the increase was attributable to the addition of research and development personnel related to the acquisition of certain assets of ACD. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

In the three months ended March 31, 1996 the Company recorded a one-time charge of approximately $1.2 million for purchased research and development costs related to the ACD asset acquisition.

Sales and marketing expenses were $1,458,000 for the three months ended March 31, 1997, a 1% increase from $1,441,000 for the three months ended March 31, 1996. While the expenses have remained consistent quarter to quarter, there was a change in the makeup of the expenses. Additional customer support and marketing personnel expense, required to support the OS system sales, increased over the same period in 1996, which was offset by a decrease in commission expenses. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support planned product introductions in both network systems and network management business areas..

General and administrative expenses totaled $1,355,000 for the three months ended March 31, 1997, a 99% increase from $680,000 for the three months ended March 31, 1996. The majority of the increase was due to the amortization of goodwill and intangible assets associated with the SSN acquisition in the third quarter of 1996 and additional personnel expenses related to the 1996 acquisitions. The Company expects that general and administrative expenses will increase in absolute dollars as the administrative support needs of the Company increase.

Interest income totaled $243,000 for the first quarter of 1997, a 49% decrease from $474,000 in the same quarter a year ago. This decrease is mostly the result of decreased cash investments compared to the same period last year.

For the three months ended March 31, 1997 the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an annual effective Canadian tax rate of 46%. The Company did not provide for U.S. income taxes for the three months ended March 31, 1997 or March 31, 1996 due to a net loss in both quarters. The Company expects to provide for foreign, federal and state income taxes for 1997 at applicable statutory rates, after giving effect to net operating losses, remaining available net operating loss carryforwards, and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $1,449,000, or $.12 per share, for the three months ended March 31, 1997 compared to a net loss of $868,000, or $.07 per share, for the three months ended March 31, 1996.

Liquidity and Capital Resources

At March 31, 1997 the Company had approximately $21,498,000 in cash and investments, compared to $21,461,000 at December 31, 1996. The increase in cash and investments is primarily due to issuance of stock as part of the employee stock purchase plan offset by purchases of capital equipment.

Working capital decreased approximately 2% or $752,000 from $31,229,000 at December 31, 1996 to $30,477,000 at March 31, 1997. The decrease in working capital was primarily the result of the net operating loss for the quarter, less adjustments for non-cash expenditures such as depreciation and amortization.

For the three months ended March 31, 1997 the Company's operating activities provided $27,000 in cash, primarily as a result of a decrease in accounts receivable and inventory, compared to $3,467,000 provided by operating activities for the three months ended March 31, 1996.

For the three months ended March 31, 1997 cash used for capital expenditures totaled approximately $249,000 compared to $200,000 for the three months ended March 31, 1996. Most of the capital equipment additions were related to the Vancouver office moving to a new location and to the purchase of computer and lab equipment to support the Company's expanded research and development efforts. The Company expects the level of capital expenditures will increase in 1997 as a result of increased research and development efforts.

Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations, and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Significant additional capital resources, however, may be required to fund acquisitions of complementary businesses, products or technologies. Alternatively, the Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions. At present, the Company does not have any agreements or commitments with respect to any such acquisitions, other than the proposed acquisition by ADA of the DSS II(TM) operations system software product, that is the subject of a non-binding agreement, discussed above.

The Company believes the impact of inflation on its business activities has not been significant to date.


RISKS AND UNCERTAINTIES

      Concentration of Major Customers; Telephone Company Qualification Requirements. The market for the Company's products currently consists of the seven RBOCs, other local telephone companies, Competitive Access Providers ("CAPs") and long distance telephone companies. The Company's marketing efforts to date have focused on the RBOCs which accounted for 73% of the Company's revenue in 1996 and 26% of the Company's revenue in the first quarter of 1997. Accordingly, at present the Company's customer base is highly concentrated and there can be no assurance that its customer base will become less concentrated. Further, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Prior to selling products to a telephone company, a vendor must first undergo a product qualification process with the telephone company for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, six of the seven RBOCs have qualified and deployed the Company's T3AS products. Any failure on the part of any of the RBOCs or other telephone companies to maintain their qualification of the Company's T3AS products, failure of any of the RBOCs or other telephone companies to deploy the Company's T3AS products, or any attempt by any of the RBOCs or other telephone companies to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and U S West have entered into purchase contracts with the Company. Other RBOCs, independent telephone companies, and other telephone service providers purchase the Company's T3AS products under standard purchase orders. Since the RBOC contracts may be terminated at the convenience of the RBOC, the Company believes that the purchase contracts are not materially different than purchasing under purchase orders. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, telephone company work force reductions and staff reassignments have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

      High Dependence on Single Product Line. Historically, the majority of the Company's revenue to date has been derived from the sale of T3AS products and services. The Company expects that a majority of its revenue will continue to be derived from T3AS products and services in the near term. However, the Company is investing in the expansion of its product lines through the enhancement, development and marketing of its NIU, CTS, Protocol Analysis Access System("PAAS"), and OS products. Failure by the Company to enhance either its existing T3AS products and services including CTS and PAAS. or its NIU and OS products, and to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

      Competition. The Company believes there are currently no competitors that provide an integrated comprehensive solution to performance monitoring and testing of the DS3 circuit as does the Company's T3AS system. The Company believes the principal competitive factors in this market are conformance with Bellcore and other industry transmission standards and specifications; product features, including price, performance and reliability; technical support; and the maintenance of close working relationships with customers. There can be no assurance that the Company will compete successfully in the future with respect to these factors and others that may arise. Although the Company believes that there are fewer than 10 current competitors that provide partial solutions to either performance monitoring or testing of the DS1 or DS0 circuits that make up the DS3 circuit, this market is fiercely competitive. Such competitors and prospective competitors include a number of companies, such as manufacturers of DSI test and monitoring equipment, manufacturers of NIUs, manufacturers of digital cross-connect test and performance monitoring equipment and manufacturers of large transmission equipment. Many of these companies manufacture products that are directly competitive with the Company's Low-Speed Subsystems, T3AS Centralized Test Systems and Remote Module, and many of these competitors have significantly greater technical, financial, manufacturing and marketing resources than the Company. In addition, the Company believes that there are an increasing number of current competitors in the OS market that provide OS applications for testing, surveillance, performance monitoring and traffic management of telecommunications functions. In each of the NIU, CTS and OS markets, competition is expected to increase significantly in the future. For instance, the NIU market is fiercely competitive with respect to price, product features, established supplier, and conformance with industry standards, and in the OS market, improved technologies and tool sets have made the barriers to entry in this market relatively small. Additionally, several of the Company's competitors have long-established relationships with the Company's current prospective customers. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

     Management of Changing Business. As a result of acquisitions in 1996, the Company obtained additional office space and hired additional personnel in both Terre Haute, Indiana and British Columbia, Canada to support the business operations of the new products, services and technologies acquired. The Company faces significant management challenges related to the integration of the business operations of the new products, services and technologies acquired. In 1996, the Company formed two strategic business units: the Network Systems and Sensors business unit and the Network Management business unit. The business units are synergistic with the evolution of the Company from a single product line to multiple product lines. The Network Systems and Sensors business unit is built around the Company's T3AS products and services including CTS and PAAS, as well as the Remote Module product. The Network Management business unit focuses on OS products including Traffic Data Collection and Engineering ("TDC&E"), Fault Management System("FMS") and OS design services all acquired through acquisitions, as well as Graphical Test Assistant ("GTA") and Sectionalizer. There can be no assurance that the Company will be successful in managing its new business unit structure. The Company is currently transitioning portions of the OS design service business to a product-oriented business. This transition will likely place a significant strain on the Company's management, information systems and operations and there can be no assurance that such a transition can be successfully managed. The acquisitions and resultant growth in the Company's infrastructure have placed, and are expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of the acquisitions or in the future. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, operating results, and financial condition.

      Mergers. Of the eight major Telephone Service Providers ("TSPs") currently involved in merger transactions, six are customers of the Company. Several of the mergers involve companies that purchase network systems, software and services from the Company's competitors. Consequently, the completion of certain of these mergers may result in the loss of business and customers for the Company. Additionally, the impact of capital spending constraints during the merger transitions could have a material adverse effect on the Company's business, operating results and financial condition.

      Rapid Technological Change and Dependence on New Products. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changing regulatory environments, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of telephone network test and performance-monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards, such as Asynchronous Transfer Mode ("ATM"), Frame Relay and Synchronous Optical Network ("SONET"), could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance its current products, to develop and introduce new products for the telephone network test and performance-monitoring market, the OS market, and other markets, to address new industry transmission standards and changing customer needs, and to achieve broad market acceptance for its products. In particular, the Company anticipates that the SONET and Synchronous Digital Hierarchy ("SDH") optical transmission standards will become the industry transmission standards over the coming years for the North American and international networks, respectively. The Company's current T3AS products do not address either the SONET or SDH transmission standards. The Company intends to extend its current products and develop new products to accommodate such new transmission standards, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop a product which addresses such transmission standards could adversely affect the sale and deployment of the Company's T3AS products. Any failure by the Company to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry transmission standards or customer requirements, or any significant delays in product development or introduction could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to successfully develop new products to meet customer requirements, to address new industry transmission standards and technological changes or to respond to new product announcements by others, or that such products will achieve market acceptance.

      Dependence on Suppliers and Subcontractors; Need to Make Advance Purchase Commitments. Certain components used in the Company's T3AS products and Remote Module product, including its VLSI Application Specific Integrated Circuits ("ASICs") and other components, are available from a single source. The Company has no supply agreements and generally makes its purchases with purchase orders. Further, certain components require an order lead time of up to one year. Other components that currently are readily available may become difficult to obtain in the future. Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production in response to customer orders in excess of amounts projected by the Company. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. There can be no assurance that delays in key component and part deliveries will not occur in the future. The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and operating results. Additionally, the Company uses third-party subcontractors for the manufacture of its subassemblies. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and could result in increased prices for affected parts. To procure adequate supplies of certain components, the Company must make advance commitments to purchase relatively large quantities of such components in a number of circumstances. A large portion of the Company's purchase commitments consists of custom parts, some of which are sole-source such as VLSI ASICs, for which there is no alternative use or application. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company's business, operating results and financial condition.

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

      Proprietary Technology. The Company relies on a combination of technical leadership, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customer's needs. Currently, the Company has nine U.S. patents granted and two U.S. patent applications allowed. One of the granted patents relates to the Company's Remote Module product. Additionally, the Company has nine pending U.S. patent applications and two international (Patent Cooperation Treaty) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is not aware of infringement by its products or technology of the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, operating results and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time, ADA may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Quarterly Report, the Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

         Exhibit
         Number         Description
         ------         -----------

        10.1           License Agreement between Northern Telecom, Ltd. and
                       Applied Digital Access, Inc. dated as of January 24, 1997
        11.1 Statement regarding computation of net income (loss) per share.
        27.1           Financial Data Schedule.


        (b)   Reports on Form 8-K.

        None.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Applied Digital Access, Inc.


        Date: May 15, 1997                   /s/ Peter P. Savage
              ------------                  --------------------
                                            Peter P. Savage
                                            Director
                                            President and Chief Executive
                                            Officer



        Date: May 15, 1997                   /s/ James L. Keefe
              ------------                  -------------------
                                            James L. Keefe
                                            Vice President Finance and
                                            Administration and Chief
                                            Financial Officer