Form 10-Q
period 1997-06-30
APPLIED DIGITAL ACCESS INC
filed 1997-08-14
CIK 919048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 12,513,195 shares of the registrant's Common Stock, no par value, outstanding as of July 31, 1997.

                          APPLIED DIGITAL ACCESS, INC.

                               INDEX TO FORM 10-Q


                                                                                                                 Page
                                                                                                                 ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at
              June 30, 1997 and December 31, 1996.........................................................         3

              Condensed Consolidated Statements of Operations for the
              three and six months ended June 30, 1997 and June 30, 1996..................................         4

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 1997 and June 30, 1996................................................         5

              Notes to Condensed Consolidated Financial Statements........................................         6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................................       7-10

              Risks and Uncertainties.....................................................................       10-13

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...........................................................................        14

Item 2.       Changes in Securities.......................................................................        14

Item 3.       Defaults Upon Senior Securities.............................................................        14

Item 4.       Submission of Matters to a Vote of  Security Holders........................................        14

Item 5.       Other Information...........................................................................        14

Item 6.       Exhibits and Reports on Form 8-K............................................................        15

SIGNATURES    ............................................................................................        16

                                     PART I
                             FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          APPLIED DIGITAL ACCESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        JUNE 30,        DECEMBER 31,
                                                          1997             1996
                                                      -----------       -----------
                                                          (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents                          $     3,221       $     1,504
   Investments - current                                   15,874            19,957
   Accounts receivable, net                                 9,691             6,798
   Inventory, net                                           7,107             7,363
   Deferred income taxes                                      130               130
   Prepaid expenses and other current assets                1,203             1,089
                                                      -----------       -----------
          Total current assets                             37,226            36,841
Property and equipment, net                                 5,666             4,936
Deferred income taxes                                       1,372             1,372
Other, net                                                  3,389             2,823
                                                      -----------       -----------
                                                      $    47,653       $    45,972
                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $     4,112       $     2,120
   Acquisition payments due to licensor                     2,600              --
   Accrued expenses                                         1,573             1,507
   Accrued warranty                                         1,374             1,398
   Deferred revenue                                           980               587
                                                      -----------       -----------
          Total current liabilities                        10,639             5,612

   Obligations under capital leases, net of
    current portion                                            24                33
                                                      -----------       -----------
          Total liabilities                                10,663             5,645
                                                      -----------       -----------

Shareholders' equity:
   Preferred stock, no par value, 7,500,000
     shares authorized, no shares issued                     --                --
   Common stock, no par value, 30,000,000 shares
    authorized, 12,498,449 and 12,255,334 shares
    issued and outstanding at June 30, 1997 and
    December 31, 1996, respectively                        51,078            50,631
   Additional paid-in capital                               2,530             2,492
   Unrealized gain on investments                            --                  25
   Deferred compensation                                      (24)              (50)
   Accumulated deficit                                    (16,594)          (12,771)
                                                      -----------       -----------
          Total shareholders' equity                       36,990            40,327
                                                      -----------       -----------
                                                      $    47,653       $    45,972
                                                      ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                          FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                              ENDED JUNE 30                ENDED JUNE 30
                                         -----------------------       -----------------------
                                           1997           1996           1997           1996
                                         --------       --------       --------       --------
                                          (AMOUNTS IN THOUSANDS         (AMOUNTS IN THOUSANDS
                                         EXCEPT PER SHARE AMOUNT)      EXCEPT PER SHARE AMOUNT)

Revenue                                  $  8,164       $  4,516       $ 14,552       $ 11,153
Cost of revenue                             3,711          2,047          6,922          5,067
                                         --------       --------       --------       --------
Gross profit                                4,453          2,469          7,630          6,086

Operating expenses:
    Research and development                2,534          1,905          4,535          3,572
    In-process research and
      development related to
      asset acquisition                     1,578           --            1,578          1,186
    Sales and marketing                     1,902          1,760          3,360          3,201
    General and administrative              1,082            750          2,437          1,430
                                         --------       --------       --------       --------
Total operating expenses                    7,096          4,415         11,910          9,389
                                         ========       ========       ========       ========

Operating loss                             (2,643)        (1,946)        (4,280)        (3,303)

Interest income                               268            479            510            953
Other income (expense), net                    14             27             11             42
                                         ========       ========       =========      ========

Loss before income taxes                   (2,361)        (1,440)        (3,759)        (2,308)

Provision for income taxes                     13           --               64           --
                                         --------       --------       --------       --------

Net loss                                 ($ 2,374)      ($ 1,440)      ($ 3,823)      ($ 2,308)
                                         ========       ========       ========       ========

Net loss per share                       ($  0.19)      ($  0.12)      ($  0.31)      ($  0.19)
                                         ========       ========       ========       ========

Number of shares used in per share
    computations                           12,452         11,983         12,381         11,961


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                           -----------------------
                                                             1997           1996
                                                           --------       --------
                                                            (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net loss                                                ($ 3,823)      ($ 2,308)
   Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
       In-process research and development related to
       asset acquisition                                      1,578          1,186
       Depreciation and amortization                          1,335            630
       Other                                                   (116)            25
   Changes in assets and liabilities:
       Accounts receivable                                   (2,893)         1,947
       Inventory                                                256           (869)
       Prepaid expenses and other current assets               (114)          (350)
       Accounts payable                                       1,992            (96)
       Acquisition payments due licensor                      2,600           --
       Accrued expenses                                          64            257
       Accrued warranty                                         (24)            63
       Deferred revenue                                         393            253
                                                           --------       --------
       Net cash provided by operating activities              1,248            738
                                                           --------       --------
Cash flows from investing activities:
   Purchases of investments                                  (9,778)       (12,026)
   Maturities of investments                                 14,017         13,935
   Purchases of property and equipment                         (826)          (838)
   Purchase costs related to asset acquisitions              (3,383)        (1,900)
                                                           --------       --------
   Net cash provided (used) by investing activities              30           (829)
                                                           --------       --------
Cash flows from financing activities:
   Principal payments on capital leases                          (8)           (17)
   Proceeds from the issuance of common
     stock under stock option plans                             447            318
                                                           --------       --------
       Net cash provided by financing activities                439            301
                                                           --------       --------
       Net increase in cash and cash equivalents              1,717            210

   Cash and cash equivalents, beginning of period             1,504          1,673
                                                           --------       --------

   Cash and cash equivalents, end of period                $  3,221       $  1,883
                                                           ========       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of Applied Digital Access, Inc. ("the Company" or "ADA") and its wholly-owned subsidiary, Applied Digital Access - Canada, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risks and Uncertainties," contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC.

2.  Inventory

    Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:

                                       JUNE 30,    DECEMBER 31,
                                         1997          1996
                                       --------    ------------
                                        (DOLLARS IN THOUSANDS)
          Raw materials                $ 3,143       $ 4,211
          Work-in-process                3,050         2,558
          Finished goods                 1,433         1,063
                                       -------       -------
                                         7,626         7,832
          Less inventory  reserve         (519)         (469)
                                       -------       -------
                                       $ 7,107       $ 7,363
                                       =======       =======

3. Per Share Information

    Per share information is computed using the weighted average number of common shares and common equivalent shares (when the effect is dilutive) outstanding during the periods presented. Common equivalent shares result from outstanding options and warrants to purchase common stock.

4. Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation of its earning per share in future periods.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. The impact of adopting SFAS No. 130 and SFAS No. 131, both effective for the Company in 1998, has not yet been determined.

5.  License Acquisition

    On June 27, 1997, the Company acquired an exclusive worldwide license to Nortel's Digital Support System II (TM) ("DSS II") operations system software product, subject to certain residual rights retained by Nortel. The Company acquired the license and certain assets related to the DSSII product for a net amount of $3.1 million, $0.5 million of which is payable by the Company in cash and the remainder of which is payable in cash and/or stock at the Company's option in three equal quarterly installments beginning July 15, 1997. The first installment payment of approximately $.9 million was paid in cash. The Company recorded a charge of approximately $1.6 million for purchased research and development associated with the acquisition of the license and assets. As part of the transaction, the Company also issued Nortel a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $12 per share. The warrant has a three year term. Nortel retains the right to and will continue to support its current DSS II customer base outside of North America as part of its integrated Network Management (NM) portfolio for Broadbank Network solutions. The Company has obtained exclusive worldwide rights to market and sell the DSS II product under the new name, . Provisioner, and has acquired substantially all of Nortel's North American DSS II customer relationships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed in this Form 10-Q may contain forward-looking statements which involve risk and uncertainties. Factors that may affect the Company's results of operations include but are not limited to concentration of major customers, telephone company qualification requirements, high dependence on two product lines, competition, management of changing business, mergers, rapid technological change and dependence on new products, dependence on suppliers and subcontractors, product recall, government regulation, proprietary technology, dependence on key personnel, and volatility of stock price. The Company believes that deregulation and the resulting increased number of competitors providing telecommunications services could result in an expansion of the Company's customer base and increased competition with regard to service levels and costs, which may result in increased demand for the Company's products. However, additional delays in the deployment of the Company's products and continued uncertainty surrounding the telecommunications industry may have a material adverse impact on the Company's business, operating results and financial condition. As a result of the uncertainties faced by the Company's customers, the Company continues to have limited visibility with regard to future customer orders and the timing of such orders. Customers have been placing orders quarterly and the Company has been operating in a book and ship mode. With a small customer base and fluctuating order size, this trend has resulted in quarter-to-quarter revenue fluctuations that are likely to continue for the foreseeable future.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC.

Overview

ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' networks. ADA's products are designed to enable service providers to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services. ADA has positioned its business to assist service providers in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as provisioning, configuration management, performance management, testing and traffic management. ADA has approached the industry demand for network management products with a three-faceted approach:
(1) Network Systems and Sensors that provide testing and performance monitoring functions as well as selected transport functions; (2) Network Management software that enables service providers to manage their network operations; and
(3) Services that are customized to meet the evolving needs of the service provider market. In 1996, the Company formed two strategic business units: the Network Systems and Sensors business unit and the Network Management business unit. The business units are synergistic with the evolution of the Company from a single product line to multiple product lines. The Network Systems and Sensors business unit is built around the Company's T3AS products and services including its T3AS system, Centralized Test System ("CTS") and Protocol Analysis Access System ("PAAS"), and the Remote Module, a DS1 network interface unit ("NIU"). The Network Management business unit focuses on Operations Systems ("OS") software products including the Traffic Data Collection and Engineering System ("TDC&E"), the Fault Management System ("FMS"), .Provisioner, a circuit and node provisioning system formerly known as Nortel's DSS II product, and OS design services all acquired through acquisitions, as well as Sectionalizer and Graphical Test Assistant ("GTA").

Recent Developments

On June 27, 1997, the Company acquired an exclusive worldwide license to Nortel's DSS II OS software product, subject to certain residual rights retained by Nortel. The Company acquired the license and certain assets related to the DSSII product for a net amount of $3.1 million, $0.5 million of which is payable by the Company in cash and the remainder of which is payable in cash and/or stock at the Company's option in three equal quarterly installments beginning July 15, 1997. The first installment payment of approximately $.9 million was paid in cash. The Company recorded a charge of approximately $1.6 million for purchased research and development associated with the acquisition of the license and assets. As part of the transaction, the

Company also issued Nortel a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $12 per share. The warrant has a three year term. Nortel retains the right to and will continue to support its current DSS II customer base outside of North America as part of its integrated Network Management (NM) portfolio for Broadband Network solutions. The Company has obtained exclusive worldwide rights to market and sell the DSS II product under the new name, .Provisioner, and has acquired substantially all of Nortel's North American DSS II customer relationships.

The acquisition relates to the Company's objective to acquire software development capability in the telecommunications carrier OS software arena and convert that capability to a product-based business. The first part of the plan involved the acquisition by the Company of its Vancouver based development team known as British Columbia Group ("BCG") from MPR Teltech, Ltd., a subsidiary of BC TELECOM, Inc., in July 1996. BCG has been responsible for design, development, and maintenance of DSS II and its predecessor DSS since 1986, most recently under contract to Nortel's Network Services Management Division.

In June, the Company signed a three year supply contract with MCI Telecommunications Corporation ("MCI") for the Company's systems, software and services products. This contract is a standard supply contract which specifies the terms and conditions under which MCI will order and the Company will supply products and services. The contract is not a commitment contract and does not guarantee any purchases of products and services or any level of purchases. Although MCI has purchased certain products of the Company under the terms of this contract, the Company is uncertain whether this contract will result in any future orders for the Company's products, or if it does, whether the orders will result in significant revenue.

Results of Operations

Revenue totaled $8,164,000 for the three months ended June 30, 1997, an 81% increase from revenue of $4,516,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, revenue totaled $14,552,000, a 30% increase from $11,153,000 in the same period last year. The increases were mostly due to increased OS software design services generated from the BCG operations acquired in July 1996.

For the three and six months ended June 30, 1997, revenue from T3AS products, services and sensors totaled $4.4 million and $7.2 million, respectively, compared to $3.7 million and $10.4 million, respectively, for the same periods last year. The quarter-over-quarter revenue increase was due to an increase in Remote Module product sales resulting from the purchases of the Company's NIU product by BellSouth. The decrease in T3AS sales for the six months ended June 30, 1997 was primarily the result of decreased engineering and installation ("E&I") services provided to customers for the installation of T3AS products. For the six months ended June 30, 1996, E&I revenue totaled $2.6 million, the majority of which was provided to one RBOC customer compared to $24,000 for the six months ended June 30, 1997. E&I services fluctuate significantly quarter to quarter and while the Company intends to continue to offer E&I services to its customers, future E&I services, if any, cannot be determined. For the three and six months ended June 30, 1997, OS revenue totaled $3.7 million and $7.4 million, respectively, compared to $.8 million for the same periods last year. The increase in OS revenue was primarily the result of increased software design services. Included in OS revenue for the three and six months ended June 30, 1997 is $1.7 million for the completion and wind down of the OS software design services agreement with Nortel for support of the DSS II product. These support services were provided to Nortel pursuant to an agreement between the Company and Nortel dated July 17, 1996 which was terminated on June 25, 1997. The Company will continue to market the design services business in the future. Nortel has indicated that it intends to continue to purchase software design services from the Company although at levels significantly lower than in the past.

The Company has acquired from Nortel a license to the DSSII product and technology which it expects to market and enhance under the new name
 .Provisioner. The Company also expects to integrate the licensed technology into new product development. The acquisition has generated a shift in the Company's BCG operations from a software design services business to a product business.
To date, the Company's BCG OS revenue has been generated from OS software design services provided to Nortel for which revenue has been recognized as the services were performed. Although the Company believes it will be successful in transitioning the majority of its BCG operations from a design services business to a product business, there can be no assurance the Company will be able to maintain the historical BCG revenue levels in the future. As a result, the Company may experience quarterly revenue fluctuations in the future that could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects that revenue from sales of the T3AS product family and OS products and services will account for a majority of the Company's revenue for the foreseeable future.

Gross profit was $4,453,000 for the three months ended June 30, 1997, an increase of 80% from $2,469,000 in the second quarter of 1996. Gross profit as a percent of revenue was 55% for the three months ended June 30, 1997, unchanged from the same period last year. The increase in gross profit for the second quarter was primarily due to increased revenue from OS software design services.

Gross profit totaled $7,630,000 for the six months ended June 30, 1997, an increase of 25% from $6,086,000 for the same period last year. Gross profit as a percent of revenue was 52% for the six months ended June 30, 1997 compared to 55% for the same period last year. The increase in gross profit for the six months ended June 30, 1997 was also the result of increased revenue from OS software design services partially offset by decreased sales of T3AS products and services and a change in product mix for T3AS products and services. In 1997, sales of the Company's T3AS products have been weighted toward the Company's CTS and Remote Module NIU products which carry lower product margins as compared to its T3AS system. The highly competitive CTS and NIU markets are subject to severe pricing pressures which have contributed to lower overall gross profits on these products. There can be no assurance that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressure in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material cost, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

Research and development expenses totaled $2,534,000 for the three months ended June 30, 1997, a 33% increase from $1,905,000 for the three months ended June 30, 1996. Research and development expenses totaled $4,535,000 for the six months ended June 30, 1997, a 27% increase from $3,572,000 for the six months ended June 30, 1996. The majority of the increases was attributable to the addition of research and development personnel related to the ACD acquisition and the shift in the BCG OS business toward product development as a result of the DSS II license acquisition. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

In the three months ended June 30, 1997 the Company recorded a charge of approximately $1.6 million for purchased research and development costs related to the acquisition of the DSS II license and related assets from Nortel.

Sales and marketing expenses were $1,902,000 for the three months ended June 30, 1997, an 8% increase from $1,760,000 in the same period last year. For the six months ended June 30, 1997, sales and marketing expenses totaled $3,360,000, a 5% increase from $3,201,000 in the same period last year. The increases were due to additional customer support and marketing personnel expenses required to support the OS business. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support planned product introductions in both network systems and network management business areas.

General and administrative expenses totaled $1,082,000 for the three months ended June 30, 1997, a 44% increase from $750,000 in the same period last year. For the six months ended June 30, 1997, general and administrative expenses totaled $2,437,000 a 70% increase from $1,430,000 in the same period last year. The majority of the increase was due to the amortization of goodwill and intangible assets associated with the acquisition of the BCG operations completed in the third quarter of 1996 and additional personnel expenses related to the 1996 acquisitions. The Company expects that general and administrative expenses will increase in absolute dollars as the administrative support needs of the Company increase.

Interest income totaled $268,000 for the second quarter of 1997, a 44% decrease from $479,000 in the same quarter a year ago. Interest income totaled $510,000 for the first half of 1997, a 46% decrease from $953,000 in the same period in 1996. This decrease is mostly the result of decreased cash investments compared to the same period last year.

For the three and six months ended June 30, 1997 the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an annual effective Canadian tax rate of 46%. The Company did not provide for U.S. income taxes for the three and six months ended June 30, 1997 or June 30, 1996 due to net losses. The Company expects to provide for foreign, federal and state income taxes for 1997 at applicable statutory rates, after giving effect to net operating losses, remaining available net operating loss carryforwards, and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $2,374,000, or $.19 per share, for the three months ended June 30, 1997 compared to a net loss of $1,440,000, or $.12 per share, for the three months ended June 30, 1996. Excluding the $1.6 million charge for purchased research and development associated with the purchase of the DSS II license, the Company would have recorded a net loss of $796,000, or $.06 per share, for the three months ended June 30, 1997. The Company incurred a net loss of $3,823,000, or $.31 per share, for the six months ended June 30, 1997 compared to a net loss of $2,308,000, or $.19 per share, for the same period last year. Excluding the above referenced $1.6 million charge and the $1.2 million charge for purchased research and development associated with the ACD acquisition in the first quarter of 1996, the Company would have recorded a net loss of $2,245,000, or $.18 per share, for the six months ended June 30, 1997 and a net loss of $1,122,000, or $.09 per share, for the six months ended June 30, 1996.

Liquidity and Capital Resources

At June 30, 1997 the Company had approximately $19,095,000 in cash and investments, compared to $21,461,000 at December 31, 1996. The decrease in cash and investments is primarily due to cash payments associated with the acquisition of the DSS II license and related assets, and purchases of capital equipment.

Working capital decreased approximately 15% or $4,642,000 from $31,229,000 at December 31, 1996 to $26,587,000 at June 30, 1997. The decrease in working capital was primarily the result of an increase in accounts payable due to the timing of inventory receipts and an increase in accrued payments related to the DSSII license acquisition.

For the six months ended June 30, 1997 the Company's operating activities provided $1,248,000 in cash, primarily as a result of an increase in accounts payable and accrued payments related to the DSSII license acquisition offset by an increase in accounts receivable, compared to $738,000 provided by operating activities for the six months ended June 30, 1996.

For the six months ended June 30, 1997 cash used for capital expenditures totaled approximately $826,000 compared to $838,000 for the six months ended June 30, 1996. Most of the capital equipment additions were related to the purchase of computer and lab equipment to support the Company's expanded research and development efforts and the BCG operations moving to a new location. The Company expects the level of capital expenditures will increase in 1997 as a result of increased research and development efforts.

Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations, and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Significant additional capital resources, however, may be required to fund acquisitions of complementary businesses, products or technologies. Alternatively, the Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions. At present, the Company does not have any agreements or commitments with respect to any such acquisitions.

The Company believes the impact of inflation on its business activities has not been significant to date.

RISKS AND UNCERTAINTIES

Concentration of Major Customers; Telephone Company Qualification Requirements. The market for the Company's products currently consists of the seven RBOCs, other local telephone companies, Competitive Access Providers ("CAPs") and long distance telephone companies. The Company's marketing efforts to date have focused on the RBOCs which accounted for 73% of the Company's revenue in 1996 and 29% of the Company's revenue in the first six months of 1997. Accordingly, at present the Company's customer base is highly concentrated and there can be no assurance that its customer base will become less concentrated. Further, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Prior to selling products to a telephone company, a vendor must first undergo a product qualification process with the telephone company for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, six of the seven RBOCs have qualified and deployed the Company's T3AS products. Any failure on the part of any of the RBOCs or other telephone companies to maintain their qualification of the Company's T3AS products, failure of any of the RBOCs or other telephone companies to deploy the Company's T3AS products, or any attempt by any of the RBOCs or other telephone companies to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell, U S West and MCI have entered into purchase contracts with the Company. Other RBOCs, independent telephone companies, and other telephone service providers purchase the Company's T3AS products under standard purchase orders. Since the RBOC and MCI contracts may be terminated at the convenience of the RBOC or MCI, the Company believes that the purchase contracts are not materially different than purchasing under purchase orders. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, telephone company work force reductions and staff reassignments have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

    High Dependence on Two Product Lines. Historically, the majority of the Company's revenue to date has been derived from the sale of T3AS products and services. However, the Company expects that its future revenue will be derived from both T3AS products and services and OS software products and services. The Company is investing in the expansion of its product lines through the enhancement, development and marketing of its NIU, CTS, PAAS, and OS products. Failure by the Company to enhance either its existing T3AS products and services including CTS and PAAS, or its NIU and OS products, and to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

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

    Management of Changing Business. As a result of acquisitions in 1996, the Company obtained additional office space and hired additional personnel in both Terre Haute, Indiana and British Columbia, Canada to support the business operations of the new products, services and technologies acquired. The Company faces significant management challenges related to the integration of the business operations of the new products, services and technologies acquired. In 1996, the Company formed two strategic business units: the Network Systems and Sensors business unit and the Network Management business unit. The business units are synergistic with the evolution of the Company from a single product line to multiple product lines. The Network Systems and Sensors business unit is built around the Company's T3AS products and services including CTS and PAAS, as well as the Remote Module product. The Network Management business unit focuses on Operations Systems ("OS") software products including the Traffic Data Collection and Engineering System ("TDC&E"), the Fault Management System ("FMS"), the circuit and node provisioning system, .Provisioner, and OS design services all acquired through acquisitions, as well as Graphical Test Assistant ("GTA") and Sectionalizer. There can be no assurance that the Company will be successful in managing its new business unit structure. The Company is currently transitioning portions of the OS design service business to a product-oriented business. This transition will likely place a significant strain on the Company's management, information systems and operations and there can be no assurance that such a transition can be successfully managed. The acquisitions and resultant growth in the Company's infrastructure have placed, and are expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of the acquisitions or in the future. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, operating results, and financial condition.

    Mergers. Of the eight major Telephone Service Providers ("TSPs") currently involved in or that have recently completed merger transactions, six are customers of the Company. Several of the mergers involve companies that purchase network systems, software and services from the Company's competitors. Consequently, the completion of certain of these mergers may result in the loss of business and customers for the Company. Additionally, the impact of capital spending constraints during the merger transitions could have a material adverse effect on the Company's business, operating results and financial condition.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders was held on May 20, 1997 and was adjourned solely with respect to the Delaware reincorporation proposal until May 30, 1997 and again to June 13, 1997, on which date the proposal was adopted. At the meeting, the shareholders elected Kenneth
         E. Olson, Christopher B. Paisley, Peter P. Savage and Edward F. Tuck as directors of the Company for the ensuing year and until their respective successors are elected. The following tables sets forth the results of voting in this election:

                                        For        Against      Withheld
                                        ---        -------      --------
         Kenneth E. Olson            10,779,651       -         493,579
         Christopher B. Paisley      10,675,451       -         597,779
         Peter P. Savage             10,774,827       -         498,403
         Edward F. Tuck              10,782,151       -         491,079

         In addition, the shareholders voted on the following proposals:

         (a) To approve the Company's reincorporation in Delaware, through the merger of Applied Digital Access, Inc., a California corporation, with and into a wholly-owned Delaware subsidiary of Applied Digital Access,
         Inc.:

          For               Against          Abstain        Broker Non-Votes
          ------------------------------------------------------------------
          6,237,368         2,064,125        28,080            2,991,162

                This proposal was approved.


         (b) To ratify the appointment of Coopers and Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending December 31, 1997:

          For               Against          Abstain
          ------------------------------------------
          11,228,320        23,927           20,883

                This proposal was approved.

 ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             EXHIBIT
             NUMBER                      DESCRIPTION
             -------                     -----------

                 2.1*     Asset Purchase Agreement between Applied Digital
                          Access, Inc. and Northern Telecom Limited dated June
                          27, 1997 ("the Asset Purchase Agreement"). Schedules
                          A, C, E, G, I and K to the Asset Purchase Agreement have been omitted because they contain information that is not material to an investment decision and is otherwise discussed in the agreement (pursuant to Item
                          601.(b)(2) of Regulation S-K of the Securities
                          Exchange Act of 1934, as amended). Schedules B, D, F and H of the Asset Purchase Agreement are included in this Form 10-Q as or as part of Exhibits 10.1, 10.2,
                          10.3 and 10.3, respectively. The Company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

                10.1*     License Agreement between Northern Telecom Ltd. and
                          Applied Digital Access, Inc. dated as of June 27, 1997

                10.2      Applied Digital Access, Inc. 1997 Registration Rights
                          Agreement between Applied Digital Access, Inc. and
                          Northern Telecom Limited dated as of June 27, 1997

                10.3      Stock and Warrant Purchase Agreement between Applied
                          Digital Access, Inc. and Northern Telecom dated as of
                          June 27, 1997

                10.4*     Master Purchase Agreement between MCI
                          Telecommunications Corporation and Applied Digital
                          Access, Inc. dated June 16, 1997

                10.5*     Master Agreement between Northern Telecom Limited and
                          Applied Digital Access, Inc. dated as of June 26, 1997

                11.1 Statement regarding computation of net income (loss) per share.

                27.1      Financial Data Schedule.

             * Certain confidential portions of this Exhibit were omitted by means of blacking out the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.


         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Applied Digital Access, Inc.

Date: August 14, 1997                  /s/  PETER P. SAVAGE
                                       -----------------------------------------
                                       Peter P. Savage
                                       Director
                                       President and Chief Executive Officer






Date: August 14, 1997                  /s/  JAMES L. KEEFE
                                       -----------------------------------------
                                       James L. Keefe
                                       Vice President Finance and
                                       Administration and Chief
                                       Financial Officer