Form 10-Q
period 1997-09-30
APPLIED DIGITAL ACCESS INC
filed 1997-11-14
CIK 919048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 12,561,374 shares of the registrant's Common Stock, no par value, outstanding on October 31, 1997.

                          APPLIED DIGITAL ACCESS, INC.

                               INDEX TO FORM 10-Q

                                                                                            Page
                                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at
           September 30, 1997 and December 31, 1996....................................       3

           Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 1997 and September 30, 1996.......       4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1997 and September 30, 1996......................       5

           Notes to Condensed Consolidated Financial Statements........................       6

Item 2.    Management's Discussion and Analysis of  Financial Condition
           and Results of Operations...................................................     7-10

           Risks and Uncertainties.....................................................     10-13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................      14

Item 2.    Changes in Securities.......................................................      14

Item 3.    Defaults Upon Senior Securities.............................................      14

Item 4.    Submission of Matters to a Vote of  Security Holders........................      14

Item 5.    Other Information...........................................................      14

Item 6.    Exhibits and Reports on Form 8-K............................................      14

SIGNATURES ...........................................................................       15

Item 1.

                          APPLIED DIGITAL ACCESS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              1997          1996
                                                         ---------------  -----------
                                                           (UNAUDITED)
                                                            (DOLLARS IN THOUSANDS)
                   ASSETS
                   Current assets:
                      Cash and cash equivalents              $ 1,658         $ 1,504
                      Investments - current                   11,911          19,957
                      Accounts receivable, net                 9,759           6,798
                      Inventory, net                           8,171           7,363
                      Deferred income taxes                      130             130
                      Prepaid expenses and other
                        current assets                         2,815           1,089
                                                             -------         -------

                             Total current assets             34,444          36,841

                   Property and equipment, net                 5,768           4,936
                   Deferred income taxes                       1,372           1,372
                   Other, net                                  3,106           2,823
                                                             -------         -------

                                                             $44,690         $45,972
                                                             =======         =======
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   Current liabilities:
                      Accounts payable                       $ 2,657         $ 2,120
                      Acquisition payments due to
                        licensor                               1,733               -
                      Accrued expenses                         1,506           1,507
                      Accrued warranty                         1,449           1,398
                      Deferred revenue                           570             587
                                                             -------         -------

                             Total current liabilities         7,915           5,612

                      Obligations under capital leases,
                         net of current portion                   19              33
                                                             -------         -------
                             Total liabilities                 7,934           5,645
                                                             -------         -------

                   Shareholders' equity:
                      Preferred stock, no par value,
                        7,500,000 shares authorized, no
                        shares issued                              -               -
                      Common stock, no par value,
                        30,000,000 shares authorized,
                        12,551,948 and 12,255,334 shares
                        issued and outstanding at September
                        30, 1997 and December 31, 1996,
                        respectively                          51,339          50,631
                      Additional paid-in capital               2,492           2,492
                      Unrealized gain on investments              56              25
                      Deferred compensation                      (11)            (50)
                      Accumulated deficit                    (17,120)        (12,771)
                                                             -------         -------

                             Total shareholders' equity       36,756          40,327
                                                             -------         -------

                                                             $44,690         $45,972
                                                             =======         =======
The accompanying notes are an integral part of the consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                        ---------------------------   ----------------------------
                                            1997           1996           1997           1996
                                          -------        -------        -------        -------
                                        (AMOUNTS IN THOUSANDS EXCEPT  (AMOUNTS IN THOUSANDS EXCEPT
                                              PER SHARE AMOUNT)             PER SHARE AMOUNT)
          Revenue                          $ 8,750        $ 6,957        $23,302        $18,110
          Cost of revenue                    3,873          3,807         10,795          8,874
                                           -------        -------        -------        -------

          Gross profit                       4,877          3,150         12,507          9,236

          Operating expenses:
              Research and development       1,963          1,816          6,498          5,388
              In-process  research and
                development related to
                asset acquisition                -          2,100          1,578          3,286

              Sales and marketing            2,230          1,631          5,590          4,832
              General and administrative     1,379            983          3,816          2,413
                                           -------        -------        -------        -------


          Total operating expenses           5,572          6,530         17,482         15,919
                                           -------        -------        -------        -------

          Operating loss                      (695)        (3,380)        (4,975)        (6,683)

          Interest income                      236            384            746          1,337
          Other income (expense), net          (24)             4            (13)            46
                                           -------        -------        -------        -------

          Loss before income taxes            (483)        (2,992)        (4,242)        (5,300)

          Provision for income taxes            43            173            107            173
                                           -------        -------        -------        -------

          Net loss                           ($526)       ($3,165)       ($4,349)       ($5,473)
                                           =======        =======        =======        =======

          Net loss per share                ($0.04)        ($0.26)         ($0.35)       ($0.45)
                                           ========       =======        ========       =======

          Number of shares used in
          per share computations            12,512        12,175          12,425        12,033

The accompanying notes are an integral part of the consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                                1997           1996
                                                           -------------- ---------
                                                              (DOLLARS IN THOUSANDS)
                    Cash flows from operating activities:
                       Net loss                               ($4,349)       ($5,473)
                       Adjustments  to reconcile  net loss
                         to net cash provided (used) by
                         operating activities:
                           In-process research and
                             development related to
                             asset acquisition                  1,578          3,286
                           Depreciation and amortization        2,167          1,192
                           Other                                   87             38
                       Changes in assets and liabilities:
                           Accounts receivable                 (2,961)          (514)
                           Inventory                             (808)          (877)
                           Prepaid expenses and other
                             current assets                    (1,726)           245
                           Accounts payable                       537            383
                           Acquisition payments due to
                             licensor                           1,733              -
                           Accrued expenses                       (20)           639
                           Accrued warranty                        51             83
                           Deferred revenue
                           Net cash used in
                            operating activities               (3,711)          (998)
                                                               -------        -------
                    Cash flows from investing activities:
                       Purchases of investments               (12,716)       (16,016)
                       Maturities of investments               20,743         24,979
                       Purchases of property and equipment     (1,475)        (1,372)
                       Purchase costs related to asset
                         acquisitions                          (3,383)        (6,356)
                                                               -------        ------

                       Net cash provided by investing
                         activities                             3,169          1,235
                                                               ------         ------
                    Cash flows from financing activities:
                       Principal payments on capital leases       (12)           (26)
                       Proceeds from the issuance of common
                       stock under stock option plans             708            475
                                                               ------         ------
                           Net cash  provided by financing
                            activities                            696            449
                                                               ------         ------
                           Net increase in cash and cash
                            equivalents                           154            686
                       Cash and cash equivalents,
                         beginning of period                    1,504          1,673
                                                               ------         ------
                       Cash and cash equivalents, end of
                         period                                $1,658         $2,359
                                                               ======         ======

The accompanying notes are an integral part of the consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements include the accounts of Applied Digital Access, Inc. and its wholly owned subsidiaries (the "Company" or "ADA"). All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks and Uncertainties, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC.

2. Inventory

   Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:

                                 SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                 ------------------   ------------------
                                         (DOLLARS IN THOUSANDS)
           Raw materials              $4,228               $4,211
           Work-in-process             3,241                2,558
           Finished goods              1,420                1,063
                                      ------               ------
                                       8,889                7,832
           Less inventory reserve       (718)                (469)
                                      ------               ------
                                      $8,171               $7,363
                                      ======               ======

3. Per Share Information

   Per share information is computed using the weighted average number of common shares and common equivalent shares (when the effect is dilutive) outstanding during the periods presented. Common equivalent shares result from outstanding options and warrants to purchase common stock.

4.  Recent Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a material impact on the computation of its earnings per share in future periods.

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

5. License Acquisition

   In June 1997, the Company acquired an exclusive worldwide license to Nortel's Digital Support System II (TM) ("DSS II") operations system software product, subject to certain residual rights retained by Nortel. The Company acquired the license and certain assets related to the DSS II product for a net amount of $3.1 million, $2.2 million of which has been paid by the Company in cash with the remaining $0.9 million to be paid in cash and/or stock at the Company's option on January 15, 1998. In June 1997 the Company recorded a charge of approximately $1.6 million for purchased research and development associated with the acquisition of the license and assets. As part of the transaction, the Company also issued Nortel a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $12 per share. The warrant has a three year term. Nortel retained the right to and continues to support its current DSS II customer base outside of North America as part of its integrated Network Management (NM) portfolio for Broadband Network solutions. The Company has obtained exclusive worldwide rights to market and sell the DSS II product under the new name, . Provisioner, and has acquired substantially all of Nortel's North American DSS II customer relationships.

6.  Joint Development Agreement

   In September 1997, the Company entered in to a Joint Development Agreement ("JDA") with Northern Telecom, Inc. ("Nortel") to develop unique SONET network products for the telecommunications industry. Nortel and ADA will each contribute technology and development resources to projects conducted under the JDA and will equally share development costs. Development of the first product under the JDA has commenced. Operating expenses for the three and nine months ended September 30, 1997 include a $1 million offset to research and development costs representing Nortel's proportionate share of development costs that have been incurred through September 30, 1997 in connection with the initial project being conducted under the JDA.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed in this Form 10-Q may contain forward-looking statements which involve risk and uncertainties. Factors that may affect the Company's results of operations include but are not limited to concentration of major customers, telephone company qualification requirements, high dependence on two product lines, competition, management of changing business, mergers, rapid technological change and dependence on new products, dependence on suppliers and subcontractors, need to make advance purchase commitments, product recall, government regulation, proprietary technology, dependence on key personnel, and volatility of stock price. The Company believes that deregulation in the telecommunications industry and the resulting increased number of competitors providing telecommunications services could result in an expansion of the Company's customer base and increased competition with regard to service levels and costs, ultimately causing an increased demand for the Company's products. However, delays in the deployment of the Company's products and continued uncertainty surrounding the telecommunications industry may have a material adverse impact on the Company's business, operating results and financial condition. As a result of the uncertainties faced by the Company's customers, the Company continues to have limited visibility with regard to future customer orders and the timing of such orders. Customers have been placing orders quarterly and the Company has been operating in a book and ship mode. With a small customer base and fluctuating order size, this trend has resulted in quarter-to-quarter revenue fluctuations that are likely to continue for the foreseeable future.

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the SEC.

Overview

ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' networks. ADA's products are designed to enable service providers to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services. ADA has positioned its business to assist service providers in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as provisioning, configuration management, performance management, testing and traffic management. ADA has approached the industry demand for network management products with a three-faceted approach; (1) Network Systems and Sensors that provide testing and performance monitoring functions as well as selected transport functions; (2) Network Management software that enables service providers to manage their network operations; and (3) Services that are customized to meet the evolving needs of the service provider market. In 1996, the Company formed two strategic business units: the Network Systems and Sensors business unit and the Network Management business unit. The business units are synergistic with the evolution of the Company from a single product line to multiple product lines. The Network Systems and Sensors business unit is built around the Company's T3AS products and services including its T3AS System, Centralized Test System ("CTS") and Protocol Analysis Access System ("PAAS"), and the Remote Module, a DS1 network interface unit ("NIU"). The Network Management business unit focuses on Operations Systems ("OS") software products including the Traffic Data Collection and Engineering System ("TDC&E"), the Fault Management System ("FMS"), the .Provisioner System (".Provisioner"), and OS design services all acquired through acquisitions, as well as Graphical Test Assistant ("GTA"), the Integrated Test Access System ("ITAS") and Sectionalizer. As a result of the software license acquisition from Nortel, the Company has transitioned portions of the OS design service business to a product-oriented business.


Recent Developments

In September 1997, the Company entered in to a Joint Development Agreement ("JDA") with Northern Telecom ("Nortel") to develop unique SONET network products for the telecommunications industry. Nortel and ADA will each contribute technology and development resources to projects conducted under the JDA. The companies will equally share development costs, estimated to be several million dollars per quarter. Development of the first product under the JDA has commenced with initial availability expected in the first half of 1999. The agreement also contemplates additional projects as agreed to in the future by Nortel and ADA. Operating expenses for the three and nine months ended September 30, 1997 include a $1 million offset to research and development costs representing Nortel's proportionate share of development costs that have been incurred through September 30, 1997 in connection with the initial project being conducted under the JDA.

In June 1997 the Company acquired an exclusive worldwide license to Nortel's DSS II OS software product, subject to certain residual rights retained by Nortel. The Company acquired the license and certain assets related to the DSS II product for a net amount of $3.1 million, $2.2 million of which has been paid by the Company in cash with the remaining $0.9 million to be paid in cash and/or stock at the Company's option on January 15, 1998. In June 1997, the Company recorded a charge of approximately $1.6 million for purchased research and development associated with the acquisition of the license and assets. As part of the transaction, the Company also issued Nortel a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $12 per share. The warrant has a three year term. Nortel retained the right to and will continue to support its current DSS II customer base outside of North America as part of its integrated Network Management (NM) portfolio for Broadband Network solutions. The Company has obtained exclusive worldwide rights to market and sell the DSS II product under the new name, .Provisioner, and has acquired all of Nortel's North American DSS II customer relationships.

The acquisition related to the Company's objective to acquire software development capability in the telecommunications carrier OS software arena and convert that capability to a product-based business. The first part of the plan involved the acquisition by the Company of its Vancouver-based development team known as British Columbia Group ("BCG") from MPR Teltech, Ltd., a subsidiary of BC TELECOM, Inc., in July 1996. BCG has been responsible for design, development, and maintenance of DSS II and its predecessor DSS since 1986, most recently under contract to Nortel's Network Services Management Division.

In June 1997, the Company signed a three year supply contract with MCI Telecommunications Corporation ("MCI") for the Company's systems, software and services products. This contract is a standard supply contract which specifies the terms and conditions under which MCI will order and the Company will supply products and services. The contract is not a commitment contract and does not guarantee any purchases of products and services or any level of purchases. Although MCI has purchased certain products of the Company under the terms of this contract, the Company is uncertain whether this contract will result in any future orders for the Company's products, or if it does, whether the orders will result in significant revenue.

Results of Operations

Revenue totaled $8,750,000 for the three months ended September 30, 1997, a 26% increase from revenue of $6,957,000 for the three months ended September 30, 1996. Revenue for the nine months ended September 30, 1997 totaled $23,302,000 an increase of 29% over revenue of $18,110,000 for the same period in 1996. The increases were the net result of increased sales of the Company's OS products and services generated from the BCG operations acquired in July 1996 offset by decreased sales of the Company's T3AS products and services.

For the three and nine months ended September 30, 1997, revenue from T3AS products, services and sensors totaled $3.2 million and $10.4 million, respectively, compared to $4.3 million and $14.6 million, respectively, for the same periods last year. The quarter-to- quarter revenue decrease was the net result of decreased T3AS product sales related to in-line applications offset by increased sales of the Company's Remote Module NIU product to BellSouth. The revenue decrease for the nine months ended September 30, 1997 was the net result of decreased T3AS product sales related to in-line applications and decreased engineering and installation ("E&I") services provided to customers for the installation of T3AS products offset by increased sales of the Company's Remote Module NIU product to BellSouth and increased sales of the Company's CTS product to MCI. For the nine months ended September 30, 1996, E&I revenue totaled $2.7 million, the majority of which was provided to one RBOC customer compared to $0.2 million for the nine months ended September 30, 1997. E&I services fluctuate significantly quarter to quarter and while the Company intends to continue to offer E&I services to its customers, future E&I services, if any, cannot be determined.

For the three and nine months ended September 30, 1997, revenue from OS products and services totaled $5.5 million and $12.9 million, respectively, compared to $2.7 million and $3.5 million, respectively, for the same periods last year. The revenue increases were primarily the result of increased sales of the Company's OS products and services generated from the BCG operations. The acquisition of the software license from Nortel has generated a shift in the Company's BCG operations from a software design services business to a product business. The Company markets and supports the DSS II product and technology under the new name .Provisioner. The Company also intends to integrate the licensed technology into new product development. Although the Company has continued to market and develop the design services business, revenue levels are significantly lower than in the past due to the shift in BCG's operations. Although the Company believes it will be successful in transitioning the majority of its OS operations from a design services business to a product business, there can be no assurance the Company will be able to maintain historical OS revenue levels in the future. As a result, the Company may experience quarterly revenue fluctuations in the future that could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects that revenue from sales of the T3AS product family and OS products and services will account for the majority of the Company's revenue for the foreseeable future.

Gross profit totaled $4,877,000 for the three months ended September 30, 1997, a 55% increase from $3,150,000 for the three months ended September 30, 1996. Gross profit as a percent of revenue was 56% for the three months ended September 30, 1997 compared to 45% for the three months ended September 30, 1996. The quarter-to-quarter increase was primarily the result of a product mix weighted toward higher margin OS software products and increased sales of OS software products partially offset by decreased sales of T3AS products and services as well as a change in product mix for T3AS products and services weighted toward the Company's Remote Module NIU and CTS products which carry lower product margins compared to the Company's T3AS system. Gross profit totaled $12,507,000 for the nine months ended September 30, 1997, a 35% increase from $9,236,000 for the nine months ended September 30, 1996. Gross profit as a percent of revenue was 54% for the nine months ended September 30, 1997 compared to 51% for the nine months ended September 30, 1996. The increase in gross profit for the nine months ended September 30, 1997 was mostly due to increased sales of OS products and services generated from the BCG operations and a change in product mix weighted toward higher margin OS software products partially offset by decreased sales of T3AS products and services as well as a change in product mix for T3AS products and services weighted toward the Company's CTS and Remote Module NIU products which carry lower product margins compared to the Company's T3AS system. The highly competitive CTS and NIU markets are subject to severe pricing pressures which have contributed to lower overall gross profits on these products. Additionally, gross profit for the three and nine months ended September 30, 1997 increased due to the shift of a majority of engineering labor previously associated with design services revenue from the cost of revenue line to research and development operating expenses in relation to the shift of the BCG operations from a design services business to a product business. There can be no assurances that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressure in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material cost, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

Research and development expenses totaled $1,963,000 for the three months ended September 30, 1997, an 8% increase from $1,816,000 for the three months ended September 30, 1996. Research and development expenses totaled $6,498,000 for the nine months ended September 30, 1997, a 21% increase from $5,388,000 for the nine months ended September 30, 1996. The increases were primarily the result of a shift of a majority of engineering labor expenses previously associated with design services revenue from the cost of revenue line to research and development operating expense due to the shift in the BCG OS business from design services to product development and increased research and development personnel to support efforts related to OS software product development and the JDA with Nortel all of which was largely offset by the Nortel credit for their share of development costs incurred on the project. For the three and nine months ended September 30, 1997, research and development expenses include a $1 million offset representing Nortel's proportionate share of development costs that have been incurred through September 30, 1997 in connection with the initial project being conducted under the JDA. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

In June 1997, the Company recorded a charge of approximately $1.6 million for purchased research and development costs related to the acquisition of the DSS II software license and related assets from Nortel.

Sales and marketing expenses totaled $2,230,000 for the three months ended September 30, 1997, a 37% increase from $1,631,000 for the three months ended September 30, 1996. Sales and marketing expenses totaled $5,590,000 for the nine months ended September 30, 1997, a 16% increase from $4,832,000 for the nine months ended September 30, 1996. The increases were primarily the result of increased marketing and customer support personnel required to support the OS business including the shift in BCG's operations. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support planned product introductions in both network systems and network management business areas.

General and administrative expenses totaled $1,379,000 for the three months ended September 30, 1997, a 40% increase from $983,000 for the three months ended September 30, 1996. General and administrative expenses totaled $3,816,000 for the nine months ended September 30, 1997, a 58% increase from $2,413,000 for the nine months ended September 30, 1996. The majority of the increases was due to the amortization of goodwill and intangible assets associated with the Nortel license acquisition and the BCG acquisition completed in the third quarter of 1996, and additional personnel expenses required to support the operations of the Company's 1996 and 1997 acquisitions. The Company expects that general and administrative expenses will increase in absolute dollars as the administrative support needs of the Company increase.

Interest income totaled $236,000 for the three months ended September 30, 1997, a 39% decrease from $384,000 for the three months ended September 30, 1996. Interest income totaled $746,000 for the nine months ended September 30, 1997, a 44% decrease from $1,337,000 for the nine months ended September 30, 1996. This decrease is mostly the result of decreased cash investments compared to the same period last year.

For the three and nine months ended September 30, 1997, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an annual effective Canadian tax rate of 46%. The Company did not provide for U.S. income taxes for the three and nine months ended September 30, 1997 and September 30, 1996, respectively, due to net losses. The Company expects to provide for foreign, federal and state income taxes for 1997 at applicable statutory rates, after giving effect to net operating losses, remaining available net operating loss carryforwards, and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $526,000, or $.04 per share, for the three months ended September 30, 1997 compared to a net loss of $3,165,000, or $.26 per share, for the three months ended September 30, 1996. The Company incurred a net loss of $4,349,000, or $.35 per share, for the nine months ended September 30, 1997 compared to a net loss of $5,473,000, or $.45 per share, for the nine months ended September 30, 1996. Excluding the $1.6 million charge for purchased research and development associated with the purchase of the DSS II license, the Company would have recorded a net loss of $2,771,000 or $.22 per share, for the nine months ended September 30, 1997. Excluding the $1.2 and $2.1 million charges for purchased research and development associated with 1996 acquisitions, the Company would have recorded a net loss of $2,187,000, or $.18 per share, for the nine months ended September 30, 1996.

Liquidity and Capital Resources

At September 30, 1997 the Company had approximately $13,569,000 in cash and investments, compared to $21,461,000 at December 31, 1996. The decrease in cash and investments is primarily due to increased accounts receivable and inventory, the purchase of capital equipment, cash payments associated with the acquisition of the DSS II license and related assets, and the net loss from operations.

Working capital decreased approximately 15% or $4,700,000 from $31,229,000 at December 31, 1996 to $26,529,000 at September 30, 1997. The decrease in working capital was primarily the result of an increase in accrued payments related to the DSS II license acquisition, purchases of capital equipment and an increase in accounts payable due the timing of inventory receipts and the net loss from operations.

For the nine months ended September 30, 1997, the Company's operating activities used $3,711,000 in cash, primarily the result of an increase in accounts receivable due to a majority of product deliveries occurring late in the quarter, as well as an increase in inventory due to timing of remote module receipts all of which was partially offset by an increase in accrued payments due Nortel in conjunction with the DSS II license acquisition, compared to $998,000 used by operating activities for the nine months ended September 30, 1996.

For the nine months ended September 30, 1997, cash used for capital expenditures totaled approximately $1,475,000, compared to $1,372,000 for the nine months ended September 30, 1996. The majority of the capital additions were for purchases of computer and lab equipment to support expanded research and development efforts, improvement of the network infrastructure to support the Company's multiple locations, and the BCG operations move to a new location. The Company expects the level of capital expenditures will increase in 1997 as a result of increased research and development efforts.

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

RISKS AND UNCERTAINTIES

   Concentration of Major Customers; Telephone Company Qualification Requirements. The market for the Company's products currently consists of the seven RBOCs, long distance telephone companies, other local telephone companies, Competitive Access Providers ("CAPs") and Internet Service Providers ("ISPs"). The Company's marketing efforts to date have focused on the RBOCs and long distance telephone companies which accounted for 73% of the Company's revenue in 1996 and 51% of the Company's revenue in the first nine months of 1997. Accordingly, at present the Company's customer base is highly concentrated and there can be no assurance that its customer base will become less concentrated. Further, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Prior to selling products to a telephone company, a vendor must first undergo a product qualification process with the telephone company for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, six of the seven RBOCs and a major long distance telephone company have qualified and deployed the Company's T3AS products. Any failure on the part of any of the RBOCs or other telephone companies to maintain their qualification of the Company's T3AS products, failure of any of the RBOCs or other telephone companies to deploy the Company's T3AS products, or any attempt by any of the RBOCs or other telephone companies to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell, U S West and MCI have entered into purchase contracts with the Company. Other RBOCs, independent telephone companies, and other telephone service providers purchase the Company's T3AS and OS products under standard purchase orders. Since the RBOC and MCI contracts may be terminated at the convenience of the RBOC or MCI, the Company believes that the purchase contracts are not materially different than purchasing under purchase orders.

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

   High Dependence on Two Product Lines. Historically, the majority of the Company's revenue has been derived from the sale of T3AS products and services. As a result of acquisitions completed in 1996 and 1997, the Company's revenue has been derived from a product mix of both T3AS products and services and OS software products and services. The Company is investing in the expansion of these two product lines through the enhancement, development and marketing of its NIU, CTS, PAAS, and OS products. Failure by the Company to enhance either its existing T3AS products and services including CTS and PAAS, or its NIU and OS products, and to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

   Competition. The Company believes there are currently no competitors that provide an integrated comprehensive solution to performance monitoring and testing of the DS3 circuit as does the Company's T3AS system. The Company believes the principal competitive factors in this market are conformance with Bellcore and other industry transmission standards and specifications; product features, including price, performance and reliability; technical support; and the maintenance of close working relationships with customers. There can be no assurance that the Company will compete successfully in the future with respect to these factors and others that may arise. Although the Company believes that there are fewer than 10 current competitors that provide partial solutions to either performance monitoring or testing of the DS1 or DS0 circuits that make up the DS3 circuit, this market is fiercely competitive. Such competitors and prospective competitors include a number of companies, such as manufacturers of DS1 test and monitoring equipment, manufacturers of NIUs, manufacturers of digital cross-connect test and performance monitoring equipment and manufacturers of large transmission equipment. Many of these companies manufacture products that are directly competitive with the Company's Low-Speed Subsystems, T3AS Centralized Test Systems and Remote Module, and many of these competitors have significantly greater technical, financial, manufacturing and marketing resources than the Company. In addition, the Company believes that there are an increasing number of current competitors in the OS market that provide OS applications for testing, provisioning, surveillance, performance monitoring and traffic management of telecommunications functions. In each of the NIU, CTS and OS markets, competition is expected to increase significantly in the future. For instance, the NIU market is fiercely competitive with respect to price, product features, established supplier, and conformance with industry standards, and in the OS market, improved technologies and tool sets have made the barriers to entry in this market relatively small resulting in fierce competition with respect to price, performance, product features, product reputation, quality, and customer support. Additionally, several of the Company's competitors, especially in the NIU, CTS and OS markets, have long-established relationships with the Company's current prospective customers which may adversely affect the Company's ability to successfully compete for business with these prospective customers. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

   Management of Changing Business. As a result of acquisitions in 1996, the Company obtained additional office space and hired additional personnel in both Terre Haute, Indiana and British Columbia, Canada to support the business operations of the new products, services and technologies acquired. The Company faces significant management challenges related to the integration of the business operations of the new products, services and technologies acquired. In 1996, the Company formed two strategic business units: the Network Systems and Sensors business unit and the Network Management business unit. The business units are synergistic with the evolution of the Company from a single product line to multiple product lines. The Network Systems and Sensors business unit is built around the Company's T3AS products and services including CTS and PAAS, as well as the Remote Module product. The Network Management business unit focuses on Operations Systems ("OS") software products including the Traffic Data Collection and Engineering System ("TDC&E"), the Fault Management System ("FMS"), the circuit and node provisioning system (".Provisioner"), and OS design services all acquired through acquisitions, as well as Graphical Test Assistant ("GTA") and Sectionalizer. There can be no assurance that the Company will be successful in managing its new business unit structure. In June 1997, the Company acquired a license from Nortel to its DSS II software product and technology. The Company markets and supports the DSS II product and technology under the new name .Provisioner. The Company also intends to integrate the licensed technology into new product development. The acquisition of the software license has generated a shift in the Company's BCG operations from a software design services business to a product business and the transition will likely place a significant strain on the Company's management, information systems and operations and there can be no assurance that such a transition can be successfully managed. The acquisitions and resultant growth in the Company's infrastructure have placed, and are expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company may also make future acquisitions where it believes it can acquire new products or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high technology companies are inherently risky and can place significant strains on the Company's management, information systems and operations. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of recent or future acquisitions or in the future. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, operating results, and financial condition.

   Mergers. Of the nine major Telephone Service Providers ("TSPs") currently involved in or that have recently completed merger transactions, seven are customers of the Company. Several of the mergers involve companies that purchase network systems, software and services from the Company's competitors. Consequently, the completion of certain of these mergers may result in the loss of business and customers for the Company. Additionally, the impact of capital spending constraints during the merger transitions could have a material adverse effect on the Company's business, operating results and financial condition.
In addition, future merger transactions involving or contemplated by the Company's current or prospective customers may cause delays in their capital spending decisions, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

   Dependence on Suppliers and Subcontractors; Need to Make Advance Purchase Commitments. Certain components used in the Company's T3AS products and Remote Module product, including its VLSI Application Specific Integrated Circuits ("ASICs") and other components, are available from a single source. The Company has few supply agreements and generally makes its purchases with purchase orders. Further, certain components require an order lead time of up to one year. Other components that currently are readily available may become difficult to obtain in the future. Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production in response to customer orders in excess of amounts projected by the Company. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. There can be no assurance that delays in key component and part deliveries will not occur in the future. The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and operating results. Additionally, the Company uses third-party subcontractors for the manufacture of its subassemblies. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and could result in increased prices for affected parts. To procure adequate supplies of certain products or components, the Company must make advance commitments to purchase relatively large quantities of such products or components in a number of circumstances. A large portion of the Company's purchase commitments consists of custom parts, some of which are sole-source such as VLSI ASICs, for which there is no alternative use or application. The inability of the Company to sell such products or incorporate such components in its other products could have a material adverse effect on the Company's business, operating results and financial condition.

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

   Proprietary Technology. The Company relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customer's needs. Currently, the Company has nine U.S. patents granted and two U.S. patent applications allowed. One of the granted patents relates to the Company's Remote Module product. Additionally, the Company has nine pending U.S. patent applications and two international (Patent Cooperation Treaty) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged. Additionally, should a third party challenge any of the Company's current or future patents, there can be no assurance that the Company will be successful in defending its patents or that any litigation, regardless of outcome, will not result in substantial cost to and diversion of efforts by the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is not aware of infringement by its products or technology of the proprietary rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation by or against the Company could materially and adversely affect the Company's business, operating results and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

   None.

ITEM 5.  OTHER INFORMATION.

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)Exhibits.

       EXHIBIT
       NUMBER                DESCRIPTION
       -------               -----------
        10.1*   Joint Development Agreement between Northern Telecom, Inc. and
                Applied Digital Access, Inc. dated September 30, 1997

        11.1    Statement regarding computation of net (loss) per share.

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

                                         Applied Digital Access, Inc.

Date: November 14, 1997                  /s/  PETER P. SAVAGE
                                         --------------------
                                         Peter P. Savage
                                         Director
                                         President and Chief Executive Officer






Date: November 14, 1997                  /s/  JAMES L. KEEFE
                                         -------------------
                                         James L. Keefe
                                         Vice President Finance and
                                         Administration and Chief
                                         Financial Officer