Form 10-K
period 1997-12-31
APPLIED DIGITAL ACCESS INC
filed 1998-03-31
CIK 919048

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 000-23698

                           APPLIED DIGITAL ACCESS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             68-0132939
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

              SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                                  OF THE ACT:
                        COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1998 as reported on the Nasdaq National Market, was approximately $58,670,158. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,629,469 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of February 28, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1998, referred to herein as the "Proxy Statement", are incorporated by reference as provided in Part III.

 PART I

ITEM 1.  BUSINESS

         THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS. STATEMENTS WHICH USE THE WORDS "OBJECTIVE," "SEEK," "INTEND," "WILL," "ANITICPATE," "CAN," "CONTINUE," AND "EXPECT," ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S (i) PLANS FOR DEVELOPMENT OR ACQUISITION OF NEW PRODUCTS OR ENHANCEMENT OF EXISTING PRODUCTS, (ii) STRATEGY AND (iii) EXPANDED MARKETING EFFORTS, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISKS AND UNCERTAINTIES."

      ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' ("TSP") networks. ADA's products are designed to enable TSPs to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services. ADA has positioned its business to assist TSPs in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as circuit provisioning, network configuration management, network performance management, circuit testing, and traffic management of the public switched network. ADA has addressed the industry demand for network management products with a three-faceted approach: (1) network systems that provide testing and performance monitoring functions as well as selected transport functions; (2) network management software that enables TSPs to manage their network operations; and (3) services that are customized to meet the evolving needs of our TSP market. The Company has two business units: the Network Systems business unit and the Network Management business unit. The business units are the result of the evolution of the Company from a single product line to multiple product lines. The Network Systems business unit is built around the Company's test and performance management products and services including its T3AS Test and Performance Monitoring System ("T3AS"), Centralized Test System ("CTS"), Remote Module, a DS1 network interface unit ("NIU"), and Protocol Analysis Access System ("PAAS"). The Network Management business unit focuses on Operations Systems ("OS") software products including .Provisioner, Test OS, Graphical Test Assistant ("GTA"), Sectionalizer, Fault Management System ("FMS"), Traffic Data Collection and Engineering System ("TDC&E"), and OS design services.

         ADA's network systems products are deployed by a number of TSPs, including the five regional bell operating companies ("RBOCs"), several long distance or "interexchange carriers" ("IXCs"), including MCI, Worldcomm and IXC Communications, several competitive local exchange carriers ("CLECs") and competitive access providers ("CAPs"), including Brooks Fiber and Consolidated Communications, international carrier Chunghwa Telecom of Taiwan, and several independent telephone companies ("ITOCs"). Some of the Company's customers for its network management OS products and services include MCI, Worldcomm, British Columbia Telecom ("BC TEL"), Fujitsu Australia, OPTUS, GTE, Sprint/Centel Telephone, Metropolitan Fiber Systems ("MFS"), Teleport Communications Group ("TCG"), MGC Communications ("MGC"), TDS Telecom ("TDS"), IntelCom Group ("ICG"), several enterprise networks and several other TSPs.

RECENT DEVELOPMENTS

         In September 1997, the Company entered in to a Joint Development Agreement ("JDA") with Northern Telecom, Inc. ("Nortel") to develop unique Synchronous Optical Network ("SONET") products for the telecommunications industry. Nortel and the Company will each contribute technology and development resources to projects conducted under the JDA. The companies will equally share development costs, estimated to be several million dollars per quarter. Development of the first product under the JDA has commenced with initial availability expected in the first half of 1999. The JDA also contemplates additional projects as agreed to in the future by Nortel and ADA. However, there can be no assurance that the Company will be able to develop the initial product or any future products on a timely basis or that its development efforts will result in commercially successful products. Operating expenses for the year ended December 31, 1997 include a $2.2 million offset to research and development costs representing Nortel's proportionate share of development costs that were incurred through December 31, 1997 in connection with the initial project being conducted under the JDA.

         In June 1997, the Company acquired from Northern Telecom an exclusive worldwide license to Northern Telecom's DSS II OS software product, subject to certain residual rights retained by Northern Telecom. The Company markets and supports the DSS II product under the new name, .Provisioner. The product is an OS software application for provisioning and configuration management for transport networks comprised of multiplexers, digital cross-connect systems ("DCSs") and other transport elements. The Company acquired the license and related assets for $3.1 million in cash. As part of the transaction, the Company also issued Nortel a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $12 per share. The warrant has a 3 year term. In June 1997, the Company recorded a $1.6 million charge for purchased research and development associated with the license and asset acquisition. The acquisition of .Provisioner was part of the Company's strategic plan to build upon its portfolio of network management OS products essential to the operation of TSP networks.

BACKGROUND

         The Telecommunications Deregulation Act of 1996 (the "1996 Telecommunications Act") has greatly increased the competitive nature of the telecommunications industry and has changed traditional supplier-customer relationships among local telphone companies and long distance providers. TSPs, which include the RBOCs, IXCs, CLECs, CAPs, ITOCs, Internet servive providers ("ISPs"), and emerging carriers are entering the territories and businesses of each other, fiercely competing to supply business customers with highly profitable telecommunications networks and services. The competitive climate has created significant challenges for TSPs as they strive to meet objectives of increasing revenue and market share, while retaining current customers and lowering operating costs.

         The volume of digital information transmitted through the telecommunication system has grown rapidly in recent years. This growth has been driven primarily by the proliferation of personal computers and workstations, the prevalence of networking and use of the Internet, the adoption of client/server computing, the increase in cellular telephone and facsimile use, and the deployment of new digital information applications including multimedia, video conferencing, and image-processing. As a result, telephone companies have been required to rapidly deploy new high-speed data and voice circuits operating at a 1.54 megabit-per-second rate, called DS1, or T1, and at a 45 megabit-per-second rate, called DS3 or T3. The DS3 transmission rate is the highest electrical telecommunication circuit transmission rate currently available in North America.

         The present structure of the telecommunications industry in the United States is largely a result of the court-mandated divestiture of AT&T in 1984. The AT&T divestiture resulted in the creation of the RBOCs, the competitive long distance telephone company market, and the emergence of CAPs and CLECs who offer local telephone service in competition with the RBOCs or ITOCs. Regulation through competition is the philosophy that resulted in the breakup of AT&T, and the Company believes it continues to be the philosophy of the Federal Communications Commission ("FCC"). The passage of the 1996 Telecommunications Act allows each of these telephone companies to enter the territories and businesses of the others and has resulted in an unprecedented number of mergers and acquisitions among TSPs. While the Company believes that the new law will bring new opportunities for network equipment suppliers, it is too early to assess the long-term impact of this new law on the telecommunications industry and ADA's business. RBOCs have faced increased competition from both CLECs and from the local service competitive initiatives of the long distance telephone companies and will potentially face competition from non-traditional providers of telephone service such as cable television companies. The Company believes that many of the new competitive entrants will continue to focus their efforts on corporate and government communications networks which are among the most profitable market segments. Customers in these segments require highly reliable data and voice communications circuits to enable them to conduct their day-to-day business without interruption. These new competitors are often able to offer higher-quality and lower-cost service than local telephone companies, and as a result, have gained significant market share in these segments. This increased competition has brought pressure on RBOCs to protect their existing revenue bases by improving the quality of their service and to reduce their costs. At the same time, the RBOCs continue to re-engineer and downsize their organizations. The large reductions in staff have often resulted in the loss of highly experienced and technical people, leaving less experienced staff to operate and maintain the networks.

         Prior to the 1984 divestiture, AT&T was responsible for end-to-end telecommunication service. When problems occurred with a telephone connection, customers called AT&T to diagnose and fix the problem. Today, however, a long distance data or voice circuit often involves three or more telephone companies: the local telephone companies on each end and the long distance telephone company providing the connection between the two local companies. Responsibility for service in long distance high-speed data and voice networks is transferred from one carrier to another at their network boundaries.

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

THE APPLIED DIGITAL ACCESS SOLUTION

         ADA focuses on providing network performance management solutions to TSPs. These solutions are comprised of products that address traffic, fault, performance, and test management. The Company has focused its research and development activities on creating products that provide answers, instead of data, to TSPs, and on making network management easier.

         ADA's test and monitoring systems, intelligent NIUs, and OS software, in stand-alone applications, and in integrated solutions, help TSPs improve performance to their business customers. The Company's products help TSPs provide better service to their business customers by providing new services faster, restoring service faster when circuits fail, optimizing performance on in-service circuits, and maximizing the performance of the public switched telephone network. When competing for profitable business customers, the integration of network management functions are valuable assets to TSPs. Without efficient integrated network management systems, TSPs are hard pressed to increase market share.

         The Company provides TSPs with network performance management products to provision new circuits, test circuits, monitor telephone network building blocks such as digital switches, digital cross-connect systems and SONET transmission systems, monitor transmission performance on high-speed digital circuits, and manage transmission facilities to optimize the performance of the telephone network in the era of increased demand from Internet usage. The Company believes its network systems products enable TSPs to greatly improve their reliability of service, reduce circuit repair time, reduce network management expense, and proactively maintain network quality.

STRATEGY

         The Company seeks to maintain a leadership position as a supplier of network performance management solutions for high-speed TSPs and to become a leading provider of OS solutions for network management of telecommunications networks:

         1. DEVELOPING AND ENHANCING PRODUCTS FOR NETWORK BOUNDARY APPLICATIONS.

         The initial application for the Company's products has been at the network boundary between the IXC and the local TSP. Installation of the T3AS system at these boundaries allows the local TSP to quickly determine if a reported trouble is within its network. It also allows the local TSP to continuously monitor their circuits and react to degradation of the signal before service is affected. With the Company's Remote Module, a DS1 NIU, the boundary between the local telephone company and the end-user can now be monitored nonintrusively, either in a standalone application or continuously monitored as part of an integrated system using the Company's test and monitoring systems or test and monitoring capabilities in systems from other suppliers. While the Remote Module provides valuable information about circuit performance when used in a standalone mode, it provides better information when used in conjunction with a test and monitoring system elsewhere in the network. The Company believes the Remote Module provides the most valuable information when used in conjunction with test and monitoring systems also made by the Company. The combination of the products' capabilities enables TSPs to improve their ability to address the increasingly competitive business environment.

         2. FOCUSING SALES AND MARKETING EFFORTS ON A BROADER RANGE OF TSPS.

         ADA's initial sales have been to the RBOCs and their affiliates, all of whom have a compelling need to improve the quality and reduce the cost of their services. Competitive pressures are forcing telephone companies to move toward a centralized network management infrastructure that uses integrated test and performance monitoring systems. The Company has broadened its target market with applications that are appropriate for IXCs, CLECs, CAPs, and other TSPs.

         3. DEVELOPING AND ENHANCING PRODUCTS TO ADDRESS DATA PROTOCOLS.

         The Company believes that there are additional applications for ADA's product lines that extend its utility to new service offerings by its customers that address data protocols including frame relay, asynchronous transfer mode ("ATM") and Internet protocols. The Company's PAAS system currently provides customers with testing and monitoring capabilities for broadband networks. The Company has additional protocol monitoring and analysis products under development.

         4. DEVELOPING AND ENHANCING PRODUCTS AND SERVICES TO ADDRESS OS.

         The Company is extending its current product line and market to address selected applications within the OS function. OS are computer software-based systems that provide operations support for telecommunications functions. The OS market is very large and its applications have historically been addressed by companies such as AT&T and BellCore. Some of the older products from these suppliers, called "legacy systems," are limited in their ability to provide TSPs with the real-time information that is needed to manage complex high-speed telecommunications networks. The market for intelligent network management systems has become fragmented, and the Company perceives a need for solutions that address the OS applications of testing, surveillance, performance monitoring and traffic management, among others. The Company further believes that additional value can be provided to its TSP customers through integration of multiple OS applications, and through integration of the Company's OS applications with existing legacy systems, often using custom software development provided by the Company's design services group.

         5. DEVELOPING PRODUCTS TO ADDRESS NEW TRANSMISSION STANDARDS.

         The Company intends to extend its current products and develop new products to accommodate new telecommunication transmission standards. The Company entered into the JDA with Nortel to develop new products focused on SONET optical transmission standards. The Company does not expect to complete the first phase of development under the JDA until 1999. See "Risks and Uncertainties--Rapid Technological Change and Dependence on New Products."

         6. EXPANDING TO OTHER APPLICATIONS.

         The Company believes that there are additional applications for ADA's product lines that extend its utility to network boundaries between TSPs and other users, such as corporate customers, cellular telephone companies, and cable television companies.

PRODUCTS

         NETWORK SYSTEMS

         CENTRALIZED TEST SYSTEM (CTS)

         CTS is a sophisticated digital test system device for voice frequency ("VF"), digital data service ("DDS"), high-capacity digital service ("HCDS"), DS3, and packet based services, such as frame relay and ATM. CTS functions as a remote test unit ("RTU") and a test system controller for circuits transported through digital cross-connect systems. CTS accesses DS0, DS1 and DS3 circuits carried through synchronous or asynchronous interfaces on DCS. CTS is designed for applications with both centralized and distributed architectures. Its modular design, scalability test suite and integrated testing and fault isolation functions provide an economic and flexible solution for DCS or non-DCS based test and performance monitoring. CTS's evolutionary platform can be reconfigured as an in-line T3AS system without obsolescence of original modules to add new capabilities and full-time performance monitoring and non-intrusive testing. CTS is installed where test access is highly critical and efficient use of network resources is important.

         T3AS TEST AND PERFORMANCE MONITORING SYSTEM (T3AS)

         T3AS consists of digital test access units ("DTAU") that can be co-located or placed at network boundaries between TSPs. The performance monitoring capabilities of T3AS provide visibility to the services carried by the network. T3AS is physically located at network boundaries between TSPs to quickly isolate, identify and report the location of circuit troubles in these networks. The Company believes T3AS is the only integrated test and performance monitoring device that interfaces to the network at both the DS1 and DS3 transport rates while providing visibility down to DS0, and subrate DSO, circuits. T3AS' technology and flexible architecture enable T3AS to function either as a DTAU or RTU. The T3AS system interfaces with the TSPs network management OS using industry-standard interfaces and protocols. T3AS can also function as a CTS to interface with digital cross-connect systems in the telephone network to provide additional test capability when circuit access is provided through such systems. The T3AS system supports up to 48 DS3 circuits, or 1,120 DS1 circuits when accessing the network at the DS1 rate of transmission. T3AS's distributed architecture allows individual high-speed or low-speed subsystems to be installed at locations remote from the T3AS base system. T3AS' distributed architecture supports applications where the number of DS3 or DS1 circuits at a particular remote location does not warrant the cost of a full T3AS system, such as at network boundaries with fewer than six DS3 circuits or 140 DS1 circuits between a local telephone company and a long distance telephone company, and at network boundaries between the local telephone company and the end-user. Users can easily upgrade their existing T3AS systems by adding distributed system hardware modules and software. The low-speed subsystem expands the Company's product line by providing test and performance monitoring capabilities similar to the high-speed subsystem, but for DS1 circuits. This subsystem is intended for network boundaries where circuits cross at the DS1 rate. The low-speed subsystem units are interchangeable with the high-speed subsystem units in the T3AS racks. Each low-speed subsystem has a capacity of 140 DS1 circuits and can be deployed in a distributed system to share administration and test resources with the other subsystems of the T3AS base system.

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

         REMOTE MODULE

         ADA's Remote Module is an intelligent DS1 NIU that nonintrusively monitors the performance of T1 circuits. Installed at network boundaries between the local TSP and the end-user, the Remote Module enables the TSP to determine whether circuit troubles originated in the TSP's network or in the end-user's network. When installed at the local TSP's network boundary at the end-user customer premises, and in tandem with a T3AS system at the network boundary between the long distance telephone company and the local service provider, the Remote Module provides a unique end-to-end view of the DS1 circuit. This view of servicelevel performance is critical to improve service quality and reliability and to reduce costs. Telephone network management centers can view a DS1 circuit within their network and beyond the boundaries of their network, and can quickly identify and isolate failures from the performance monitoring information available. The Remote Module can provide similar, although less extensive functionality, in a standalone mode, or in conjunction with DTAUs and RTUs provided by other suppliers.

         NETWORK MANAGEMENT SOFTWARE

         TEST OS

         Test OS is a browser-based test management operating system that provides fast test access through point-and-click graphical user interfaces ("GUI") that replace cumbersome test commands and hide distinctions in test equipment and software to simplify ease of use. Test OS is a highly scalable, flexible application that supports multiple users at varying access levels for tests at DS0, DS1 and DS3 rates. Graphical Test Assistant ("GTA") is a Test OS application that functions as a graphical test front-end system to T3AS and CTS for DS0, DS1 and DS3 testing. GTA provides simple point-and-click access to all T3AS and CTS testing functionality on a Windows NT or Windows 95 platform. While primarily designed for TSPs without a test management OS, GTA also complements existing test OSs by augmenting functionality.

         SECTIONALIZER

         Sectionalizer is expert system software that non-intrusively identifies the location of DS1 circuit troubles and provides answers in seconds rather than hours. Sectionalizer correlates and processes extended superframe performance monitoring data and presents that information pictorially to technicians enabling them to isolate problems in real time to determine whether they are on the customer's premises or other portions of the network. Hard to isolate sporadic troubles are identified through the software's correlation of historical circuit events. Sectionalizer complements the deployment of Remote Modules, T3AS and CTS by utilizing the equipment to rapidly identify and isolate network troubles and take a proactive perspective in networks management. Sectionalizer is the driving force behind ADA's Network Boundary Sectionalization application. Sectionalizer executes on T3AS, CTS, and Remote Module platforms.

         .PROVISIONER

         .Provisioner is an OS software application that provides service initiation and service management capability for transport networks comprised of multiplexers, DCSs, and other transport elements. .Provisioner enables TSPs to activate new circuits and services, and to manage transport networks from a single user interface concentrating on end-to-end services rather than on individual network elements. .Provisioner is a turn-key solution for multi-vendor operations. The modular architecture and object-oriented software support current and future applications, including management of frame relay and ATM networks.

         FAULT MANAGEMENT SYSTEM

         Fault Management System ("FMS"), is an alarm and network surveillance OS that is used in combination with other OS software installed in TSP networks. This application is designed to receive and analyze alarm messages, fault messages, and information from managed network elements. Key features of this system include real-time event and alarm acquisition, event processing and correlation, and historical fault analysis and reporting. In addition, automated reactions and responses can be programmed based upon selected event occurrences. FMS provides operational system features to manage the state of a multi-network-element, multi-vendor hybrid network.

         TRAFFIC DATA COLLECTION AND ENGINEERING

         Traffic Data Collection and Engineering ("TDC&E") is a traffic management OS that provides the capability to collect traffic data from a variety of existing network elements, predominantly central office switches, in addition to emerging network elements such as ATM and frame relay switches. TDC&E supports all major traffic engineering functions and provides an accurate, quantifiable reporting mechanism for marketing and quality assurance functions.

CUSTOMERS

         The Company sells its network perfomance management products and services to the TSP market and several enterprise networks. Historically, the Company's network test and performance monitoring products have been sold to the RBOCs. The RBOCs accounted for approximately 99%, 73% and 31% of the Company's total revenue in years 1995, 1996 and 1997, respectively. In 1997, the Company expanded its customer base for its network test and performance monitoring products to include the long distance, or IXC, market with sales of these products to MCI and Worldcomm. In 1996 and 1997, the Company acquired and developed several network management OS software products. The acquisitions added over 30 new customers to the Company's customer base. Customers for the Company's network management OS software products and services include MCI, Worldcomm, BC TEL, Fujitsu Australia, OPTUS, GTE, Sprint/Centel Telephone, MFS, TCG, MGC, TDS, ICG and other TSPs and enterprise networks. The Company has provided software design services to Northern Telecom's Network Management Services Division, Telus, BC Tel and Bell Canada. The Company has increased its sales and marketing efforts aimed at CLECs, CAPs, IXCs, and enterprise networks. There can be no assurance that these efforts will be successful. See "Risks and Uncertainties--Competition."

         The Company currently has purchase contracts with MCI, BellSouth, Ameritech and Southwestern Bell. MCI has also entered into license agreements with the Company. Other TSPs purchase the Company's systems products and license OS products under standard purchase orders. Since the MCI, BellSouth, Ameritech and Southwestern Bell contracts may be terminated at either the customers' or the Company's convenience, the Company believes that these purchase and license contracts are not materially different than purchasing or licensing under purchase orders. Most of the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. In addition, a small number of customers has historically accounted for substantially all of the Company's revenue in any given fiscal period. In 1997, Northern Telecom, MCI and Bell South accounted for 20%, 18%, and 17% of the Compay's revenue, respectively. In 1996, US WEST, NYNEX, and Northern Telecom accounted for 31%, 23%, and 15% of the Company's revenue, respectively.

         Prior to selling products to RBOCs and certain IXCs and ITOCs, a vendor must often first undergo a product qualification process for its product with these carriers. The Company typically spends from six to 18 months or more discussing its products with a potential customer prior to the customer agreeing to put the product through its qualification process. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more and generally consists of the following phases:

         - LABORATORY EVALUATION. The product's function and performance are tested against all relevant industry standards, including BellCore standards. This process can take from two weeks to three months or more depending on a variety of factors.

         - FIELD TRIAL. A number of telephone lines are equipped with the product for simulated operation in a field trial lasting from three weeks to three months or more. These field trials are used to evaluate performance, to assess the ease of installation and to establish troubleshooting procedures. The evaluating carriers grant conditional product approval upon successful completion of a field trial, enabling field personnel to order limited quantities of the product under one-time approvals.

         - FIRST OFFICE APPLICATION. In a first office application, live circuits are placed on the system under evaluation. The system is then used on live circuits for periods ranging from one to six months or more to verify functionality and operation.

         - PRODUCT SELECTION AND DEPLOYMENT. Prior to product selection and deployment which may take from one to four months or more, the evaluating carrier develops and implements a variety of methods and procedures that cover ordering, stocking, installation, maintenance, returns and all other activities associated with the use of the product.

         The loss of one or more of the Company's major customers, the reduction of orders or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Further, any failure on the part of any of the Company's customers to maintain their approval of the Company's products, failure of any of the Company's customers to deploy the Company's products or any attempt by any of the Company's customers to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's products will be approved by new customers, or that such approval will not be significantly delayed. Furthermore, work force reductions and staff reassignments by the Company's customers have in the past delayed or indefinitely postponed the product approval process and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that the impact of such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

TECHNOLOGY

         The T3AS system consists of a real-time operating system and an extensive suite of proprietary applications software that is executed on proprietary distributed processing hardware. The operating system implements the distributed processing functionality of T3AS by linking, in a maximum capacity system, more than 350 dedicated microprocessors in a real-time computing environment. The T3AS software architecture is designed to enable new system features and capabilities to be installed easily through field software upgrades. Up to 145 simultaneous users can be supported by the T3AS system. All performance monitoring parameters and telephone circuit tests have been verified for compliance with BellCore-published technical requirements, by BellCore, and also independently verified by the Company's telephone company customers.

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

         The CTS contains many of the core technology building blocks present in the T3AS. The T3AS is optimized for large cross sections of circuits and is positioned in series with the network DS3 and DS1, or T1 traffic. CTS, by contrast, contains DS3/T1/DS0 test resources that are shared among a cross section of circuits that are passing through DCSs. CTS interfaces to DCS systems to provide test capability. CTS provides firewall technology by taking in commands from a tester in a centralized maintenance center and translating these commands into a sequence of instructions that are sent to the DCS to configure the circuit access appropriately. In this fashion, the risk of improper circuit manipulation is minimized since the CTS system isolates the test technician from the details of the access and automatically configures the DCS appropriately.

         Both the in-line T3AS and the CTS systems are modularly expandable and support distributed configurations. Subsystems can be optionally co-located in a common rack or the individual subsystems can be located in remote locations many miles away and connected to the base system via a packetized T1 link that is used for transport of control information and DS0 circuits under test. This technology provides for a virtual single network element configuration with a single interface to the OS while at the same time allowing the flexibility to locate modular subsystems in smaller remote locations. In addition, this technology provides a significant cost benefit since the cost of the common equipment located in the base location is shared among all remote subsystems. The subsystems can then be configured in a low cost streamlined fashion since they can rely on the shared base system to provide a significant amount of functionality.

         The Company has evolved it's performance management technology, originally focusing on the physical layer, and moving to higher levels addressing logical layers and higher protocol layers. This technology provides for end-to-end circuit performance management in a diverse network containing multiple hierarchical transport protocols.

         The Company's Remote Module introduces new technology that serves to extend the performance management capabilities of the T3AS to the customer premises boundary for use in NIU products. This capability facilitates sectionalization of network faults on T1 circuits. This technology provides support for T1 performance monitoring ("PM") and the ability to convey PM information into the network from the customer premises in a fashion that is completely transparent to the customer's data. This new technology has been offered up for standardization and the Company is working closely with the ANSI, T1R1 and T1M1 standards bodies on incorporating this technology into the new T1 standards. However, there can be no assurances that this new technolgy will be adopted by the ANSI, T1R1 and T1M1 standards bodies as an industry standard.

         The Company's OS software products include systems that perform digital cross connect and add-drop multiplexer service activation, circuit provisioning, node surveillance and switched fault management, and traffic data collection and reporting. The products provide capabilities as stand alone products or can be integrated into a total solution offering with other ADA products or a TSP's legacy or standards based service management framework. The software products are designed using the latest object-oriented methodologies from Booch. The development life cycle process is well documented and has been registered as ISO 9001 compliant. The enhanced products are written to support the latest in Relational Database, ODBC, JDBC, Corba compliant and client server technologies. GUI versions of the TDC&E and .Provisioner products support JAVA web browser enabling technology and all products have year 2000 compliance support activities scheduled in 1998. There can be no assurance that the Company will be successful in implementing its year 2000 modifications in a timely manner.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company believes its future success will depend in part on its ability, on a cost-effective and timely basis, to continue to enhance its products, to develop and introduce new products for the telecommunications network performance management market, to address new industry standards and changing customer needs and to achieve broad market acceptance for its products. Therefore, the Company intends to continue to make significant investments in research and product development.

         Product line extensions require the Company to work closely with its current and potential customers. Using feedback received from such customers, the Company identifies and then develops new products and enhancements to its existing products that the Company believes will increase their usefulness or extend their application. Examples of product extensions of the Company's T3AS test and performance monitoring system include CTS, PAAS, distributed system and the low-speed subsystem. In addition, the Company continually seeks to reduce the manufacturing costs of its products by taking advantage of advances in hardware technology. Finally, new technologies, such as SONET, frame relay, and ATM are the focus of significant research and product development activity at ADA. The Company anticipates that the SONET and SDH optical transmission standards will become the industry standards over the coming years for the North American and international networks, respectively. The Company's current network circuit test and performance monitoring systems do not address either the SONET or SDH transmission standards.

         The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changing regulatory environments, price-competitive bidding, changes in customer requirements and frequent new product introductions and enhancements. The introduction of telecommunications network test and performance monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance its products, to develop and introduce new products for the telecommunications network performance management market and other markets, to address new industry transmission standards and changing customer needs and to achieve broad market acceptance for its products.

         The Company intends to extend its current products and develop new products to accommodate such new transmission standards and other advances in technology, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop products which address such transmission standards could in the future adversely affect the sale and deployment of the Company's network circuit test and performance monitoring products. Any failure by the Company to anticipate or respond on a cost-effective and timely basis to technological developments, changes in industry transmission standards or customer requirements or any significant delays in product development or introduction could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to successfully develop new products to address new industry transmission standards and technological changes or to respond to new product announcements by others or that such products will achieve market acceptance.

         In 1995, 1996, and 1997, the Company spent $5.8 million, $7.4 million and $9.2 million, respectively, on research and development efforts.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations focus on network systems products and consist primarily of material planning and procurement, final assembly, module testing, burn-in, final system testing and quality control. The Company procures all components from outside manufacturers and believes it has good relationships with its suppliers. All final assembly and tests are completed by the Company at its production facility. The Company utilizes contract manufacturing (both consignment and turnkey operations) for the assembly of certain sub-assemblies, including printed circuit board modules. The Company also purchases sub-assemblies that have been modified to the Company's specifications from original equipment manufacturers.

         In January 1997, the Company achieved ISO 9001 certification for its headquarters facility in San Diego, California. The Company was formerly registered to the internationally recognized ISO 9001 standards by BellCore, its registrar. ISO 9001 Quality Standards were developed by the International Organization for Standardization. It is a quality system standard for ensuring a total quality management system in engineering and manufacturing. The scope of the Company's registration is for the design and manufacture of telecommunications network performance management products, including associated software that help TSPs manage their networks.

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

         Generally, the Company uses industry standard components for its products. Some components, however, including VLSI ASICs, are custom made to the Company's specifications. Certain components used in the Company's T3AS, CTS, PAAS and Remote Module products, including its VLSI ASICs, are currently available from only one source and other components are available from only a limited number of sources. The Company has few supply agreements and generally makes its purchases with purchase orders. Further, certain components require an order lead time of up to one year. Other components that currently are readily available may become difficult to obtain in the future. Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production of products in response to customer orders in excess of amounts projected by the Company. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. There can be no assurance that delays in key component and product deliveries will not occur in the future. The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reduction in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and operating results.

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

         To procure adequate supplies of certain components, the Company must make advance commitments to purchase relatively large quantities of such components in a number of circumstances. At December 31, 1997, the Company had open noncancelable purchase commitments of approximately $2.5 million covering several different components. A large portion of the Company's purchase commitments consist of custom parts, some of which are sole source such as VLSI ASICs, for which there is no alternative use or application. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company's business, operating results and financial condition.

MARKETING, SALES AND CUSTOMER SUPPORT

         The Company markets its products to the RBOCs, their local telephone company affiliates, ITOCs, CAPs and IXCs through an experienced direct sales force that works closely with senior management as well as the network management departments of these customers as part of the sales effort. As of February 28, 1998, the Company's sales organization consisted of 14 professionals, including 13 regional sales managers and one vice president. Each of the regional sales managers operates from a site located near his or her strategic responsibility.

         The Company also provides engineering and installation services ("E&I") for customers. These services are performed at the customer site and involve assisting the customers with the installation of the Company's products into the customer's network structure. These services are performed by customer support field applications and field support engineers.

         All service, repair and technical support of the Company's products are performed in-house. The Company also provides comprehensive on-site field support to its customers. The Company offers technical support to its customers on a 24-hours-a-day, 7-days-a-week basis. The Company's standard hardware and software warranties are two years and one year, respectively.

BACKLOG

         At December 31, 1997, the Company had a firm backlog of approximately $2,672,000, all of which is expected to be filled during fiscal 1998. At December 31, 1996, backlog was approximately $1,885,000. The Company does not believe the year-to-year increase in backlog is meaningful. The Company has been operating in a book and ship mode for network systems products, a trend the Company anticipates will continue. Orders for network management OS products generally have longer lead times than network systems products but are generally delivered within six months of the order placement. There can be no assurance that the current level of backlog will continue. In addition, since orders constituting the Company's current backlog are subject to changes in delivery schedules, the backlog is not necessarily an indication of future revenue. In certain cases, ADA may permit orders to be canceled without penalty where management believes it may be in the best interests of ADA to do so. To date, cancellation of orders has not been material.

COMPETITION

       Competition in the Company's markets is intense and is characterized by rapidly changing technologies, conformance with evolving industry standards, frequent new product introductions and enhancements, rapid changes in customer requirements, and price-competitive bidding. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new products and features that keep pace with increasing customer requirements. The Company expects competition in its markets to increase from existing competitors and from other companies which may enter the Company's current or future markets.

       The Company believes the principal competitive factors affecting the market for its network systems test and performance monitoring products are product features, price, conformance with BellCore and other industry transmission standards and specifications; performance and reliability; technical support; and the maintenance of close working relationships with customers. The Company's network systems products, especially CTS and Remote Module, are currently focused in highly competitive market niches. The environment for CTS and Remote Module is fiercely competitive with respect to price, product features, established customer-supplier relationships and conformance with industry standards. The Company believes the current competitors that provide partial solutions to either performance monitoring or testing of the DS3, and the DS1 and DS0 circuits that make up the DS3 circuit, include Hekimian Laboratories, Inc. ("Hekimian"), Telecommunications Techniques Corporation ("TTC"), Anritsu Wiltron Corporation ("Wiltron") and some of the manufacturers of large transmission equipment and digital cross-connect test and performance monitoring equipment such as Lucent Technologies, Inc. ("Lucent"), Alcatel Data Networks ("Alcatel"), Ericsson Communications Inc. ("Ericsson"), ADC Telecommunications, and Tellabs, Inc. The Company's Remote Module product addresses the DS1 NIU market in which current competitors include Westell Inc., Teltrend Inc., and Troncom, Inc. Many of these competitors have significantly greater technical, financial, manufacturing, and marketing resources than the Company. In addition, in 1997, ANSI adopted certain of the Company's technology as an industry standard. As a result, the Company is obligated to grant licenses of this technology to third parties, including competitors, on fair and equitable terms and may also face competition from the licensees of its own technology.

       The Company believes there are an increasing number of current competitors in the network management OS market that provide network management and OS applications for circuit and services provisioning and services management, testing and test management, fault and alarm management and surveillance, network and circuit performance monitoring and traffic data collection and management telecommunications functions. The OS market is characterized by a wide range of companies that have varying degrees of market influence. The nature of the network management and OS market is such that improved technologies and tool sets have made the barriers to entry in this market relatively small resulting in fierce competition. The principal competitive factors affecting the Company's network management and OS products include product quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality and ease of use. The Company's existing and potential competitors offer a variety of solutions to address network management needs. Competitors include suppliers of standard off-the-shelf products, custom software developers, large telecommunications equipment vendors, such as Lucent, Northern Telecom, Fujitsu, and Ericcson, that offer software applications to manage their own and other suppliers' equipment, hardware and software vendors including IBM, Sun Microsystems and Hewlett Packard, and providers of specific network management and OS applications such as BellCore, Objective Systems Integrators ("OSI"), TCSI Corporation ("TCSI"), Architel and others. Additionally, many of the Company's existing and potential customers continuously evaluate whether they should develop their own network management and OS applications or license them from outside vendors. The Company expects competition in the OS market to increase significantly in the future.

       Additionally, several of the Company's competitors have long-established relationships with the Company's current and prospective customers which may adversely affect the Company's ability to successfully compete for business with these customers. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

PROPRIETARY RIGHTS

         ADA relies on a combination of technical leadership, trade secret, patent, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customers needs. Currently, the Company has eleven U.S. patents granted (each of which has a minimum of twelve years remaining) and three U.S. patent applications allowed. One of the granted patents relates to the Company's Remote Module product. Additionally, the Company has six pending U.S. patent applications and four international (Patent Cooperation Treaty and European Patent Office) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged.

         The Company believes that the rapid rate of technological change and the relatively long development cycle for integrated circuits are also significant factors in the protection of the Company's proprietary position. The Company's proprietary VLSI ASICs incorporate unique system architectures and circuit approaches that have been developed through a broad, in-depth understanding of the telephone network. Availability of these proprietary devices, knowledge and experience of the Company's personnel, new product development, market recognition and product support are key factors in the protection of the Company's proprietary position. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, consultants and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company.

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

EMPLOYEES

         As of February 28, 1998, ADA had approximately 272 full-time employees, including 149 in engineering, 68 in sales, marketing and customer support, 24 in operations and 31 in finance, and network and general administration. The success of the Company is dependent, in part, on its ability to attract and retain highly qualified personnel. Competition for such personnel is intense and the inability to attract and retain additional key employees or the loss of one or more current key employees could adversely affect the Company. There can be no assurance that the Company will be successful in hiring or retaining requisite personnel. Certain of the Company's executive officers have entered into severance arrangements with the Company. No other member of the Company's senior management is subject to an employment arrangement with the Company. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

RISKS AND UNCERTAINTIES

COMPETITION. Competition in the Company's markets is intense and is characterized by rapidly changing technologies, conformance with evolving industry standards, frequent new product introductions and enhancements, rapid changes in customer requirements, and price-competitive bidding. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new products and features that keep pace with increasing customer requirements. The Company expects competition in its markets to increase from existing competitors and from other companies which may enter the Company's current or future markets. The Company believes the principal competitive factors affecting the market for its network systems test and performance monitoring products are product features, price, conformance with BellCore and other industry transmission standards and specifications; performance and reliability; technical support; and the maintenance of close working relationships with customers. The Company's network systems products,especially CTS and Remote Module, are currently focused in highly competitive market niches. The environment for CTS and Remote Module is fiercely competitive with respect to price, product features, established customer-supplier relationships and conformance with industry standards. The Company believes the current competitors that provide partial solutions to either performance monitoring or testing of the DS3, and the DS1 and DS0 circuits that make up the DS3 circuit, include Hekimian, TTC, Wiltron and some of the manufacturers of large transmission equipment and digital cross-connect test and performance monitoring equipment such as Lucent, Alcatel, Ericsson, ADC Telecommunications, and Tellabs, Inc. The Company's Remote Module product addresses the DS1 NIU market in which current competitors include Westell Inc., Teltrend Inc., and Troncom, Inc. Many of these competitors have significantly greater technical, financial, manufacturing, and marketing resources than the Company. In addition, in 1997, ANSI adopted certain of the Company's technology as an industry standard. As a result, the Company is obligated to grant licenses of this technology to third parties, including competitors, on fair and equitable terms and may also face competition from the licensees of its own technology.

         The Company believes there are an increasing number of current competitors in the network management OS market that provide network management and OS applications for circuit and services provisioning and services management, testing and test management, fault and alarm management and surveillance, network and circuit performance monitoring and traffic management telecommunications functions. The OS market is characterized by a wide range of companies that have varying degrees of market influence. The nature of the network management OS market is such that improved technologies and tool sets have made the barriers to entry in this market relatively small resulting in fierce competition. The principal competitive factors affecting the Company's network management OS products include product quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality and ease of use. The Company's existing and potential competitors offer a variety of solutions to address network management needs. Competitors include suppliers of standard off-the-shelf products, custom software developers, large telecommunications equipment vendors that offer software applications to manage their own and other suppliers' equipment, such as Lucent, Northern Telecom, Fujitsu, and Ericsson, hardware and software vendors, including IBM, Sun Microsystems and Hewlett Packard, and providers of specific network management and OS applications, such as BellCore, OSI, TCSI, Architel and others. Additionally, many of the Company's existing and potential customers continuously evaluate whether they should develop their own network management and OS applications or license them from outside vendors. The Company expects competition in the OS market to increase significantly in the future. Additionally, several of the Company's competitors have long-established relationships with the Company's current and prospective customers which may adversely affect the Company's ability to successfully compete for business with these customers. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

      FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; HISTORY OF LOSSES. The Company has experienced significant fluctuations in bookings, revenue and operating results from quarter to quarter due to a combination of factors and expects such fluctuations to continue in future periods. Factors that may cause the Company's results of operations to vary significantly from quarter to quarter include but are not limited to the size and timing of customer orders and subsequent shipment of systems products and implementation of OS software products to major customers, timing and market acceptance of product introductions or enhancements by the Company or its competitors, customer order deferrals in anticipation of new products, technological changes in the telecommunications industry, competitive pricing pressures, changes in the Company's operating expenses, personnel changes, management of a changing business, changes in the mix of products sold and licensed, disruption in sources of supply, changes in pricing policies by the Company's suppliers, regulatory changes, capital spending, delays of payments by customers and general economic conditions. The Company believes that in late 1997 it began experiencing seasonality in its product shipments and OS software licensing. Generally, TSPs place more orders for products and licenses in the second and fourth quarters, with the orders significantly down in the first quarter and relatively flat in the third quarter of each year. The Company expects that revenue may begin to reflect these seasonal order cycles more closely, which could result in quarterly fluctuations. There can be no assurance that the TSPs will not defer or delay orders contrary to the historical seasonal pattern or that they will not change their ordering patterns. Because of the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have a proportionately greater impact on the Company's operating income in that quarter and may result in fluctuations in the price of the Company's Common Stock.

      As the impact of the Company's Network Management business unit on the Company's revenue increases, the Company may be faced with greater fluctuations in operating income. The licensing and implementation of the Company's OS products generally involves a significant capital expenditure and a commitment of resources by prospective customers. Accordingly, the Company is dependent on its customers' decisions as to the timing and level of commitment and expenditures. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations in the Network Management business unit may not become evident until late in, or after the close of, a particular quarter. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's OS products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. Additionally, quarter-to-quarter product mix variations, customer orders tending to be placed in late in the quarter, and competitive pressures on pricing could have a materially adverse effect on the Company's operating results in any one quarter. The Company's expenses are based in part on the Company's expectations as to future revenues and to a large extent are fixed in the short term. If revenues do not meet expectations, the Company's business, operations and financial condition are likely to be materially adversely affected. The Company has experienced losses in the past and there can be no assurance that the Company will not experience losses in the future.

CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS. The market for the Company's products and services currently consists of the five RBOCs, IXCs, LECs, CLECs, CAPs, ISPs, enterprise networks and other TSPs. Historically, the Company's marketing efforts focused primarily on the RBOCs, which accounted for approximately 99%, 73% and 31% of the Company's total revenue in 1995, 1996, and 1997, respectively. However, the Company's strategy has been to focus its efforts on diversifying its customer base. RBOCs, IXCs and enterprise customers accounted for 31%, 27% and 20% of the Company's total revenue in 1997, respectively. The increased customer base is primarily a function of the Company's acquisitions in 1996 of Applied Computing Devices, Inc. ("ACD") and the Special Services Network ("SSN") division of MPR Teltech Inc. and the acquisition of the DSS II license from Northern Telecom in 1997. As a result of these acquisitions, the Company added OS related products and services that the Company has been able to market to a wider group of customers. In addition, the Company added a number of TSPs that were new customers to the Company. To date, the OS customers tend to be long distance telephone companies, CAPs and enterprise vendors who have not invested in legacy systems from BellCore. While the Company believes its customer base diversification is beneficial to the Company, there can be no assurances that the Company will be able to continue expanding the distribution of its OS and system products and services to additional prospective customers. In addition, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, a delay in deployment of the Company's products or the cancellation, modification or non-renewal of license or maintenance agreements could materially and adversely affect the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and MCI have entered into purchase contracts with the Company. MCI has also entered into license agreements with the Company. Other TSPs purchase the Company's network system products and license OS products under standard purchase orders. Since the RBOC and MCI contracts may be terminated at either the customer's or the Company's convenience of the RBOC or MCI, the Company believes that the purchase contracts and license agreements are not materially different than purchasing or licensing under purchase orders. Prior to selling products to RBOCs and certain other TSPs, a vendor must often first undergo a product qualification process with the TSP for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, the five RBOCs, MCI, Worldcomm and several other customers have qualified the Company's products, when required. Any failure on the part of any of the Company's customers to maintain their qualification of the Company's products, failure of any of the TSPs to deploy the Company's products, or any attempt by any of the TSPs to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, work force reductions and staff reassignments by some of the Company's customers have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

      HIGH DEPENDENCE ON TWO PRODUCT LINES. Historically, the majority of the Company's revenue has been derived from the sale of its network systems products and services. However, as a result of acquisitions completed in 1996 and 1997, the Company added additional product lines and derived revenue from a product mix of both network systems products and services and network management OS software products and services. Revenue from network systems products and services, including CTS, T3AS and Remote Module generated 74% and 50% of the Company's total revenues in 1996 and 1997, respectively. Revenue from network management OS products and services, including software design services, .Provisioner, Test OS, TDC&E and FMS generated 26% and 50% of the Company's total revenue in 1996 and 1997, respectively. However, there can be no assurance that the Company's future revenues will not be heavily dependent on sales from one of its primary product lines. The Company is investing in the expansion of these two product lines through the enhancement, development and marketing of its NIU, CTS, PAAS, T3AS and OS products. Failure by the Company to enhance either its existing products and services or to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

      MANAGEMENT OF CHANGING BUSINESS. As a result of acquisitions in 1996, the Company obtained additional office space and hired additional personnel in both Terre Haute, Indiana and British Columbia, Canada to support the business operations of the new products, services and technologies acquired. The Company continues to face significant management challenges related to the integration of the business operations of the new organizations' personnel, products, services and technologies acquired. In 1996, the Company formed two business units: the Network Systems business unit and the Network Management business unit. The business units are a result of the evolution of the Company from a single product line to multiple product lines. The Network Management business unit focuses on OS software products including
 .Provisioner, Test OS, GTA. Sectionalizer, FMS, TDC&E, and OS design services. The Network Systems business unit is built around the

Company's test and performance management products, including T3AS, CTS, Remote Module and PAAS products. There can be no assurance that the Company will be successful in managing its new business unit structure. In June 1997, the Company acquired a license from Nortel to its DSS II software product and technology. The Company markets and supports the DSS II product and technology under the new name .Provisioner. The Company is integrating the licensed technology into new product development. The acquisition of the software license has generated a shift in the Company's Canadian subsidiary's operations from a software design services business to a product business and the transition will likely place a significant strain on the Company's management, information systems and operations and there can be no assurance that such a transition can be successfully managed. In addition, in November 1997, the Company opened an office in Richardson, Texas to expand new product development efforts. The acquisitions and resultant growth in the Company's infrastructure have placed, and are expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in management of a geographically distributed organization, and in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company may also make future acquisitions where it believes it can acquire new products or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high technology companies are inherently risky and can place significant strains on the Company's management, information systems and operations. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of recent or future acquisitions or in the future. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, operating results, and financial condition.

      CUSTOMER MERGERS. Of the nine major TSPs currently involved in or that have recently completed merger transactions, seven are customers of the Company. Several of the mergers involve companies that purchase network systems and software products and services from the Company's competitors. Consequently, the completion of certain of these mergers may result in the loss of business and customers for the Company. Additionally, the impact of capital spending constraints during the merger transitions and thereafter could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future merger transactions involving or contemplated by the Company's current or prospective customers may cause increased concentration among some of the Company's major customers or delays or decreases in their capital spending decisions, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

      RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changing regulatory environments, price-competitive bidding, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of telecommunications network test and performance management products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance its products, to develop and introduce new products for the telecommunications network and performance management market, to address new industry standards and changing customer needs and to achieve broad market acceptance for its products. In particular, the Company anticipates that the SONET and SDH optical transmission standards will become the industry transmission standards over the coming years for the North American and international networks, respectively. The Company's current network circuit test and performance monitoring systems do not address either the SONET or SDH transmission standards. The Company intends to extend its current products and develop new products to accommodate such new transmission standards and other advances in technology, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop products which address such transmission standards could in the future adversely affect the sale and deployment of the Company's products.

      The Company's OS products are designed to operate on a variety of hardware and software platforms and with a variety of databases employed by its customers in their networks. The Company must continually modify and enhance its OS products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly, Sun Microsystems and Hewlett Packard, and by vendors of relational database software, particularly, Oracle Corporation could materially adversely impact the Company's business, operations and financial condition. In addition, the failure of the Company's OS products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by customers would have a material adverse effect on the Company's business, operations and financial condition.

      The introduction or announcement of products by the Company or one or more of its competitors embodying new technologies, or changes in industry standards or customer requirements, could render the Company's existing products and solutions obsolete and unmarketable. The introduction of new or enhanced versions of its products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by the Company or its competitors will not cause customers to defer licensing or purchasing of existing Company products or engaging the Company's services. Any deferral of revenues could have a material adverse effect on the Company's business, operations and financial condition.

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

      DEPENDENCE ON SUPPLIERS AND SUBCONTRACTORS. Certain components used in the Company's T3AS, CTS, PAAS and Remote Module products, including its VLSI ASICs, are available from a single source and other components are available from only a limited number of sources. The Company has few supply agreements and generally makes its purchases with purchase orders. Further, certain components require an order lead time of up to one year. Other components that currently are readily available may become difficult to obtain in the future. Failure of the Company to order sufficient quantities of these components in advance could prevent the Company from increasing production in response to customer orders in excess of amounts projected by the Company. In the past, the Company has experienced delays in the receipt of certain of its key components, which have resulted in delays in product deliveries. There can be no assurance that delays in key component and part deliveries will not occur in the future.

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

      HIGH INVENTORY LEVELS AND NEED TO MAKE ADVANCE PURCHASE COMMITMENTS. To respond to anticipated customer demand, the Company maintains high inventory levels. Maintaining high inventory levels substantially increases the risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain products or components, the Company must make advance commitments to purchase relatively large quantities of such products or components in a number of circumstances. A large portion of the Company's purchase commitments consists of custom parts, some of which are sole-source such as VLSI ASICs, for which there is no alternative use or application. The inability of the Company to sell such products or incorporate such components in its other products could have a material adverse effect on the Company's business, operating results and financial condition.

      YEAR 2000 COMPLIANCE. Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20" dates. As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is assessing its products, as well as its internal management information systems in order to identify and modify those products and systems that are not year 2000 compliant. Based upon a preliminary assessment, the Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results or financial condition. There can be no assurance, however, that the Company's preliminary assessment is accurate. If the Company encounters any unanticipated delays in or costs associated with the implementation of such changes, in particular with respect to the Company's products, the Company's business, operating results and financial condition could be materially adversely affected.

      PRODUCT RECALL AND DEFECTS. Producers of telecommunications network performance management products such as those being marketed by the Company, are often required to meet rigorous standards imposed by BellCore, the research and development entity created following the divestiture of AT&T to provide ongoing engineering support to the RBOCs. In addition, the Company must meet specialized standards imposed by many of its customers. The Company's products are also required to interface in a complex and changing environment with telecommunication network equipment made by numerous other suppliers. Since many of these suppliers are competitors of the Company, there can be no assurance that they will cooperate with the Company. In the event there are material deficiencies or defects in the design or manufacture of the Company's systems, or if the Company's systems become incompatible with existing third-party network equipment, the affected products could be subject to a recall. The Company has experienced two significant product recalls in its history and there can be no assurance that the Company will not experience any product recalls in the future. The cost of any subsequent product recall and associated negative publicity could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's development and enhancement of its complex OS products entails substantial risks of product defects. There can be no assurance that software errors will not be found in existing or new products or releases after commencement of commercial licensing, which may result in delay or loss of revenue, loss of market share, failure to achieve market acceptance, or may otherwise adversely impact the Company's business, operating results and financial condition.

      GOVERNMENT REGULATION. The majority of the Company's customers operate within the telecommunications industry which is subject to regulation in the United States and other countries. Most of the Company's customers must receive regulatory approvals in conducting their businesses. Although the telecommunications industry has recently experienced government deregulation, there is no assurance this trend will continue. Moreover, the federal and state courts and the FCC continue to interpret and clarify the provisions of the 1996 Telecommunications Act. In fact, recent regulatory rulings have affected the ability of the Company's customers to enter new markets and deliver new services which could impact their ability to make significant capital expenditures. The effect of judicial or regulatory rulings by federal and state agencies on the Company's customers may adversely impact the Company's business, operating results and financial condition.

      POTENTIAL COMPETITION FROM RBOCS. The 1996 Telecommunications Act has generally eliminated the restrictions which had previously prohibited the RBOCs from manufacturing telecommunications equipment (subject to first satisfying certain conditions designed to facilitate local exchange competition and receipt of prior approval by the FCC). These restrictions had been imposed under the Modification of Final Judgment, which governed the structure of the 1984 divestiture by AT&T of its local operating telephone company subsidiaries. The passage of the 1996 Telecommunications Act may have an adverse effect on the Company because the RBOCs, which are presently the Company's principal customers, may now become manufacturers of some or all of the products currently manufactured and sold by the Company and, consequently, may no longer purchase telecommunications equipment produced by the Company at the levels historically experienced.

      PROPRIETARY TECHNOLOGY. The Company relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customers needs. Currently, the Company has eleven U.S. patents granted and three U.S. patent applications allowed. One of the granted patents relates to the Company's Remote Module product. Additionally, the Company has six pending U.S. patent applications and four international (Patent Cooperation Treaty and European Patent Office) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged. Additionally, should a third party challenge any of the Company's current or future patents, there can be no assurance that the Company will be successful in defending its patents or that any litigation, regardless of outcome, will not result in substantial cost to and diversion of efforts by the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, consultants and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company.

      The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is currently not party to any litigation regarding any patents or other intellectual property rights. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation by or against the Company could materially and adversely affect the Company's business, operating results and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

      The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms or that such licenses will not be terminated. Although the Company believes that alternative software is available from other third party suppliers, the loss of or inability of the third parties to enhance their products in a timely and cost-effective manner could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed, and integrated, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 2.  PROPERTIES

         The Company currently maintains its headquarters in a leased facility in San Diego, California, which contains all development, engineering, assembly, marketing and administrative functions, in 62,368 square feet of space in one building. The lease expires in 2003. The
Company has sub-leased a portion of the San Diego facility through 1998. The Company also leases additional office facilities in Terre Haute, Indiana, Burnaby, British Columbia and Richardson, Texas, all of which house product development and customer support operations. The Company leases 12,600, 25,604 and 14,750 square feet of space in Terre Haute, Burnaby and Richardson, respectively. The Terre Haute, Burnaby and Richardson leases expire in September 1998, December 1999 and January 2005, respectively. The Terre Haute lease includes an option to extend the lease term one year from the September 1998 expiration date. The Company believes that its existing facilities will be adequate to meets its needs through 1998.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, ADA may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Annual Report, the Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Stock Market Information

Applied Digital Access' Common Stock is listed on the Nasdaq National Market and is traded on the over the counter market under the symbol "ADAX". The following table sets forth the high and low sales prices the Company's common stock for the periods indicated.


                1997                       High                 Low
                ----                       ----                 ---
            First Quarter                 $ 8.50             $ 4.88
            Second Quarter                  9.38               3.63
            Third Quarter                  10.00               6.50
            Fourth Quarter                 11.88               5.00

                1996                       High                 Low
                ----                       ----                 ---
            First Quarter                 $17.00             $ 9.50
            Second Quarter                 19.00               9.75
            Third Quarter                  11.75               6.25
            Fourth Quarter                  8.75               4.75


There were 237 shareholders of record as of February 28, 1998.

         Dividend Policy

Applied Digital Access has not declared or paid any cash dividends on its Common Stock to date. The Company currently intends to retain all earnings, if any, to fund the development and growth of its business and therefore does not anticipate paying any cash dividends within the foreseeable future.

         Use of Proceeds

The following information is being provided in accordance with Rule 463 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and Item 701 of Regulation S-K under the Securities Act.

The Company registered 2,590,000 shares of Common Stock (the "Shares") on registration statement No. 33-75258 which was declared effective on March 29, 1994 (the "Offering"). The co-managing underwriters of the Offering were Alex. Brown & Sons Incorporated and Hambrecht & Quist Incorporated. The Company sold 2,590,000 Shares with an aggregate offering price of $31,080,000 (or $12.00 per share). The net offering proceeds to the Company after deducting estimated total expenses were $28,334,000. From the effective date of the Offering to December 31, 1997, the Company has used all of the net proceeds for working capital, as was originally anticipated in the Offering.

ITEM 6.  SELECTED FINANCIAL DATA


(Dollars in thousands)                                  1993              1994             1995              1996             1997
                                                        ----              ----             ----              ----             ----
Revenue                                              $14,259           $35,597          $20,470           $24,422          $34,050

Gross Profit                                           7,125            20,791           11,753            11,813           15,116

Operating Expenses:

Research and  development                              3,902             5,335            5,807             7,356            9,164

In process research and development related
to acquisition                                             -                 -                -             3,286            1,578

Sales and marketing                                    2,406             3,363            4,234             6,312            7,995

General and administrative                             1,354             2,337            2,985             3,576            5,252
                                                     -------           -------          -------           -------          -------

    Total operating expenses                           7,662            11,035           13,026            20,530           23,989


Net income (loss)                                       (619)           10,620              759            (7,120)          (4,283)
                                                     -------           -------          -------           -------          -------

Net income (loss) per share, basic (1)               $  (.75)          $  1.01          $   .06           $  (.59)         $  (.34)
                                                     -------           -------          -------           -------          -------

Net income (loss) per share, diluted (1)
                                                     $  (.07)(2)       $   .88          $   .06           $  (.59)         $  (.34)
                                                     -------           -------          -------           -------          -------

Weighted average number of shares,
basic (1)                                                820            10,542           11,806            12,084           12,460

Weighted average number of shares,
diluted (1)                                            8,693(2)         12,091           12,848            12,084           12,460


Working Capital                                      $ 2,251           $26,081          $36,728           $31,229          $26,788

Total assets                                           6,878            48,919           49,936            45,972           46,283

Long-term debt                                           117                82               49                33               15


(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share. Amounts have been restated for the adoption of Statement of Financial Accounting Standard No. 128 "Earnings Per Share".

(2) Weighted average shares outstanding includes 55,105,577 shares of preferred stock which converted into 7,872,199 shares of common stock in connection with the Company's initial public offering in March 1994 after giving effect to the 1-for-7 reverse stock split, immediately prior to the closing of the initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

In September 1997, the Company entered into a JDA with Nortel to develop unique SONET network products for the telecommunications industry. Nortel and ADA will each contribute technology and development resources to projects conducted under the JDA. The companies will equally share development costs, estimated to be several million dollars per quarter. Development of the first product under the JDA has commenced with initial availability expected in the first half of 1999. The agreement also contemplates additional projects as agreed to in the future by Nortel and ADA. Operating expenses for the year ended December 31, 1997 include a $2.2 million offset to research and development costs representing Nortel's proportionate share of development costs that have been incurred through December 31, 1997 in connection with the initial project being conducted under the JDA.

In June 1997, the Company acquired an exclusive worldwide license to Northern Telecom's DSS II OS software product, subject to certain residual rights retained by Northern Telecom. The Company acquired the license and certain assets related to the DSS II product for a net amount of $3.1 million in cash, $2.2 million of which was paid in 1997 and $0.9 million of which was paid in January 1998. In June 1997, the Company recorded a charge of approximately $1.6 million for purchased research and development associated with the acquisition of the license and assets. As part of the transaction, the Company also issued Northern Telecom a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $12 per share. The warrant has a three year term. Northern Telecom retained the right to and will continue to support its current DSS II customer base outside of North America as part of its integrated network management portfolio for broadband network solutions. The Company obtained exclusive worldwide rights to market and sell the DSS II product under the new name, .Provisioner, and acquired all of Northern Telecom's North American DSS II customer relationships. The acquisition of .Provisioner was part of the Company's strategic plan to build upon its portfolio of network management OS software products essential to the operation of TSP networks. The first part of the plan involved the acquisition by the Company of its Vancouver-based development team known as British Columbia Group ("BCG") from MPR Teltech, Ltd., a subsidiary of BC Telecom, Inc., in July 1996. BCG has been responsible for design, development, and maintenance of DSS II and its predecessor DSS since 1986, most recently under contract to Northern Telecom's Network Services Management Division.

In June 1997, the Company signed a three year supply contract with MCI for the Company's systems and services products. This contract is a standard supply contract which specifies the terms and conditions under which MCI will order and the Company will supply products and services. The contract is not a commitment contract and does not guarantee any purchases of products and services or any level of purchases. Although MCI has purchased certain products of the Company under the terms of this contract, the Company is uncertain whether this contract will result in any future orders for the Company's products, or if it does, whether the orders will result in significant revenue.

Results of Operations

         The following table sets forth certain statements of operations data as a percent of revenue, for the years ended December 31, 1997, 1996 and 1995.


                                                         Years Ended December 31,
                                                 -------------------------------------
                                                 1997              1996           1995
                                                 ----              ----           ----
Revenue                                          100%              100%           100%
Cost of revenue                                   44%               52%            43%
                                                  ---               ---            ---
Gross profit                                      56%               48%            57%

Operating Expenses:
Research and development                          27%               30%            28%

Purchased in-process research and
 development related to acquisitions               5%               13%             -
Sales and marketing                               23%               26%            21%
General and administrative                        15%                5%            14%
                                                  ---               ---            ---
Total operating expenses                          70%               84%            63%
                                                  ---               ---            ---
Operating income (loss)                          (15)%             (36)%           (6)%
Other income (expense), net                        3%                7%            10%
                                                  ---               ---            ---
Income (loss) before income taxes                (12)%             (29)%            4%
Provision for income taxes                        (1)%               -              -
                                                  ---               ---            ---
Net income (loss)                                (13)%             (29)%            4%
                                                  ---               ---            ---
                                                  ---               ---            ---


1997 COMPARED WITH 1996

         Revenue totaled $34,050,000 in 1997, a 39% increase from $24,422,000 in 1996. The increase is primarily the result of revenue generated from network management OS software design services and products acquired through acquisitions during 1997 and 1996. Revenue from the Company's network systems products and services totaled $17,061,000 in 1997, a 6% decrease from $18,144,000 in 1996. The decrease was the net result of decreased sales of the Company's T3AS system offset by sales of the Company's CTS products to MCI and Worldcomm and increased sales of the Company's Remote Module to BellSouth. Revenue from network management OS services and products totaled $16,989,000 in 1997, a 171% increase from $6,278,000 in 1996. The majority of the increase was the result of increased sales of software design services to Northern Telecom and sales of the Company's .Provisioner software product to BC Tel and MCI. Since the Company acquired its software design services business in July 1996, the increased revenue in 1997 was mostly the result of a full year of software design services revenue. The license of .Provisioner was acquired from Northern Telecom in June 1997. The acquisition of the software license from Northern Telecom has generated a shift in the Company's BCG operations from a software design services business to a product business. The Company markets and supports the DSS II product and technology under the new name .Provisioner. The Company also intends to integrate the licensed technology into new product development. Although the Company has continued to market and develop the software design services business, future revenue levels for software design services are expected to be significantly lower than in the past due to the shift in BCG's operations. Although the Company believes it will be successful in transitioning the majority of its OS operations from a software design services business to a product business, there can be no assurance the Company will be able to maintain historical OS revenue levels in the future. As a result, the Company may experience quarterly revenue fluctuations in the future that could have a material adverse effect on the Company's business, operating results and financial condition. In 1997, Northern Telecom, MCI and Bell South accounted for 20%, 18%, and 17% of the Company's revenue, respectively. In 1996, US WEST, NYNEX, and Northern Telecom accounted for 31%, 23%, and 15% of the Company's revenue, respectively.

         Gross profit totaled $18,934,000 in 1997, a 60% increase from $11,813,000 in 1996. Gross profit as a percent of revenue was 55% in 1997 compared to 48% in 1996. The increases in gross profit and gross profit as a percent of revenue resulted primarily from increased sales of higher margin network management OS software products partially offset by decreased sales of network systems products as well as a change in product mix for network systems products from T3AS systems to a product mix weighted toward the Company's CTS and Remote Module NIU products which carry lower product margins compared to the Company's T3AS system. The highly competitive CTS and NIU markets are subject to severe pressures which have contributed to significantly lower overall gross profits on these products. Additionally, gross profit for the year increased due to the shift of a majority of engineering labor previously associated with design services revenue from the cost of revenue line to research and development operating expenses as a result of the transition of most of BCG's operations from design services to product development. During 1997, the Company transitioned the majority of BCG's operations from OS software design services to OS product development as a result of the acquisition of the license to the DSS II product from Northern Telecom. There can be no assurance that the Company will be able to maintain the current gross profit margins or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressures in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material costs, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

         Research and development expenses totaled $9,164,000 in 1997, a 25% increase from $7,356,000 in 1996. The increase was primarily due to a shift of a majority of engineering labor previously associated with design services revenue from the cost of revenue line to research and development operating expenses as a result of the transition of most of BCG's operations from design services to product development as discussed above in the gross profit analysis, and the addition of research and development personnel as part of the JDA with Nortel. Research and development personnel expenses increased 57% compared to 1996, mostly related to the shift in the BCG's operations to a product oriented business. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects. The competition for highly qualified engineering personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining key personnel required to develop new products which could have a material adverse effect on the Company's future operating results.

         In 1997, the Company recorded a one-time charge for purchased research and development costs related to the acquisition of the DSS II software license and related assets of $1,578,000. In 1996, the Company acquired certain assets of both ACD in Terre Haute, Indiana and the SSN division of MPR Teltech, in Vancouver, British Columbia. See Note 14 of Notes to Consolidated Financial Statements for additional information. In conjunction with the ACD and SSN acquisitions, the Company recorded one-time charges for purchased research and development costs of $1,186,000 and $2,100,000, respectively.

         Sales and marketing expenses totaled $7,995,000 in 1997, a 27% increase from $6,312,000 in 1996. The increase is due to increased personnel costs in the network management business unit supporting the shift from a design services business to a product based business, a full year of expenses for the personnel acquired in 1996 and increased commission expenses as a result of increased sales. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support planned product introductions in both the Network Systems and Network Management business units.

         General and administrative expenses totaled $5,260,000 in 1997, a 47% increase from $3,576,000 in 1996. The majority of the increase was attributable to the amortization of goodwill and intangible assets associated with the SSN acquisition in the third quarter of 1996 and the license acquisition from Northern Telecom in June 1997, as well as increased personnel and infrastructure expenses required to support the expanded operations of the Company as a result of the 1996 and 1997 acquisitions. The Company expects that general and administrative expenses will increase in absolute dollars as the Company invests in the expansion of its internal networking capabilities to integrate the Company's geographically distributed organization.

         Interest income totaled $904,000 in 1997, a 46% decrease from $1,673,000 in 1995. The decrease is the result of a decrease in cash investments during 1997 compared to 1996.

         In 1997 and 1996, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an effective Canadian tax rate of 46%. At December 31, 1997, the Company had federal income tax-loss carry-forwards of approximately $15,644,000 and California state income tax-loss carry-forwards of approximately $7,561,000. The Company's use of approximately $1,166,000 of its federal tax-loss carry-forwards, and $408,000 of its federal and $105,000 of its California tax credit carryforwards are significantly limited as a result of ownership changes associated with equity financings in January 1989 and March 1991. See
Note 11 of Notes to Consolidated Financial Statements. Management is not able to estimate levels of tax deductions which will be generated as a result of these transactions in future periods. See Note 11 of Notes to Consolidated Financial Statements.

         As a result of the factors discussed above, the Company incurred a net loss of $4,283,000, or $.34 per basic and diluted share in 1997 compared to net loss of $7,120,000, or $.59 per basic and diluted share in 1996. Excluding $1,578,000 in one-time charges for purchased research and development costs associated with the license acquisition from Northern Telecom, the Company would have recorded a net loss of $2,705,000, or $.22 per basic and diluted share in 1997. Excluding $3,286,000 in one-time charges for purchased research and development costs associated with the ACD and SSN asset acquisitions, the Company would have recorded a net loss of $3,834,000, or $.32 per basic and diluted share in 1996.

1996 COMPARED WITH 1995

         Revenue totaled $24,422,000 in 1996, a 19% increase from $20,470,000 in 1995. The increase is primarily the result of revenue generated from network management OS software design services and products acquired through acquisitions during 1996. Revenue from the Company's T3AS products and services totaled $18,144,000 in 1996, an 11% decrease from $20,470,000 in 1995. The decrease was the result of lower T3AS sales compared to last year due to continued capital constraints at several of the Company's customers, the highly competitive market for the Company's CTS and NIU products, and the impact of regulatory actions on the Company's customers. Revenue from OS services and products totaled $6,278,000 in 1996. The Company did not have any OS product revenue in 1995. In 1996, US WEST, NYNEX, and Northern Telecom accounted for 31%, 23%, and 15% of the Company's revenue, respectively. In 1995, U S WEST, Ameritech, NYNEX and Bell South accounted for 45%, 19%, 18% and 13% of the Company's revenue, respectively.

         Gross profit totaled $11,813,000 in 1996, a slight increase from $11,753,000 in 1995. Gross profit as a percent of revenue was 48% in 1996 compared to 57% in 1995. The decrease in gross profit as a percent of revenue resulted primarily from a product mix weighted toward lower margin T3AS products and services and lower-margin revenue from OS software design services. The majority of the Company's Canadian subsidiary's operations supported OS software design services. Since the cost of design services revenue includes both direct and indirect costs of supplying the services, the majority of the Canadian subsidiary's operating costs are included in cost of revenue.

         Research and development expenses totaled $7,356,000 in 1996, a 27% increase from $5,807,000 in 1995. The increase was primarily due to the addition of research and development personnel as a result of the ACD asset acquisition, increases in depreciation expense, and increases in non-recurring engineering (NRE) expenses due to timing of planned development projects during 1996 compared to 1995. Research and development personnel expenses increased 26% compared to 1995, mostly related to the ACD asset acquisition.

         In 1996, the Company recorded one-time charges for purchased research and development costs related to the ACD asset acquisition and the SSN asset acquisition of $1,186,000 and $2,100,000, respectively.

         Sales and marketing expenses totaled $6,312,000 in 1996, a 49% increase from $4,234,000 in 1995. The majority of the increase resulted from the addition of technical customer support personnel, the addition of customer support and marketing personnel related to the ACD asset acquisition, and increased promotional expenses.

         General and administrative expenses totaled $3,576,000 in 1996, a 20% increase from $2,985,000 in 1995. The majority of the increase is the net result of increased expenses for the amortization of goodwill and intangibles related to the SSN asset acquisition and increased personnel expenses related to acquisitions in 1996 offset by a decrease in legal expenses compared to 1995 as a result of greater legal expense in 1995 related to the settlement of a shareholder suit.

         Interest income totaled $1,673,000 in 1996, a 17% decrease from $2,023,000 in 1995. The decrease is the result of a decrease in cash investments during 1996 compared to 1995.

         In 1996, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an effective Canadian tax rate of 46%. The Company did not provide for U.S. income taxes in 1996 or 1995 due to net losses for income tax purposes. At December 31, 1996, the Company had federal income tax-loss carry-forwards of approximately $12,987,000 and California state income tax-loss carry-forwards of approximately $5,835,000.

         As a result of the factors discussed above, the Company incurred a net loss of $7,120,000, or $.59 per basic and diluted share in 1996 compared to net income of $759,000, or $.06 per basic and diluted share in 1995. Excluding $3,286,000 in one-time charges for purchased research and development costs associated with the ACD and SSN asset acquisitions, the Company would have recorded a net loss of $3,834,000, or $.32 per basic and diluted share in 1996.

Quarterly Results

         The Company has experienced significant fluctuations in bookings, revenue and operating results from quarter to quarter due to a combination of factors and expects such fluctuations to continue in future periods. Factors that may cause the Company's results of operations to vary significantly from quarter to quarter include but are not limited to the size and timing of customer orders and subsequent shipment of systems products and implementation of OS software products to major customers, timing and market acceptance of product introductions or enhancements by the Company or its competitors, customer order deferrals in anticipation of new products, technological changes in the telecommunications industry, competitive pricing pressures, changes in the Company's operating expenses, personnel changes, management of a changing business, changes in the mix of products sold and licensed, disruption in sources of supply, changes in pricing policies by the Company's suppliers, regulatory changes, capital spending, delays of payments by customers and general economic conditions. The Company believes that in late 1997 it began experiencing seasonality in its product shipments and OS software licensing. Generally, TSPs place more orders for products and licenses in the second and fourth quarters with the orders significantly down in the first quarter and relatively flat in the third quarter of each year. The Company expects that revenue may begin to reflect these seasonal order cycles more closely, which could result in quarterly fluctuations. There can be no assurance that the TSPs will not defer or delay orders contrary to the historical seasonal pattern or that they will not change their ordering patterns. Because of the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have a proportionately greater impact on the Company's operating income in that quarter and may result in fluctuations in the price of the Company's Common Stock.

         As the impact of the Company's Network Management business unit on the Company's revenue increases, the Company may be faced with greater fluctuations in operating income. The licensing and implementation of the Company's OS products generally involves a significant capital expenditure and a committment of resources by prospective customers. Accordingly, the Company is dependent on its customers' decisions as to the the timing and level of commitment and expenditures. In addition, the Company typically realizes a significant portion of license revenues in the last weeks or even days of a quarter. As a result, the magnitude of quarterly fluctuations in the Network Management business unit may not become evident until late in, or after the close of, a particular quarter. In addition, the Company does not recognize service revenues until the services are rendered. The time required to implement the Company's OS products can vary significantly with the needs of its customers and is generally a process that extends for several months. Because of their complexity, larger implementations may take multiple quarters to complete. Additionally, quarter-to-quarter product mix variations, customer orders tending to be placed late in the quarter, and competitive pressures on pricing could have a materially adverse effect on the Company's operating results in any one quarter. The Company's expenses are based in part on the Company's expectations as to future revenues and to a large extent are fixed in the short term. If revenues do not meet expectations, the Company's business, operations and financial condition are likely to be materially adversely affected.

Liquidity and Capital Resources

         Cash and investments totaled $13,179,000 at December 31, 1997 and $21,461,000 at December 31, 1996. The 1997 decrease in cash and investments compared to 1996 is primarily due to cash payments for the acquisition of the DSS II license from Northern Telecom, purchases of property and equipment and 1997 operating losses.

         Net working capital totaled $26,788,000 at December 31, 1997 and $31,229,000 at December 31, 1996. The 1997 decrease in working capital compared to 1996 was primarily the result of a decrease in cash and investments and increased accounts payable associated with inventory purchases for fourth quarter revenue shipments, partially offset by an increase in accounts receivable.

         The Company's 1997 operating activities used $3,528,000 in cash primarily the result of increased accounts receivable resulting from a majority of the Company's fourth quarter sales occurring late in the quarter and increased operating expenses related to internal funding of the JDA with Nortel, partially offset by increased accounts payable and decreased inventory levels. In 1996, the Company's operating activities used $2,265,000 in cash primarily as a result of net operating losses.

         In 1997, the purchase cost of the DSS II license acquisition totaled $3,383,000, of which all but $867,000 had been paid in cash by year end. The tangible assets acquired as part of the DSS II license acquisition consisted mostly of computer and lab equipment. Cash used for capital expenditures totaled approximately $2,432,000 in 1997 and $1,709,000 in 1996. Most of the capital additions were for the purchase of computers, lab equipment and software tool kits to support the Company's expanded research and product development efforts, improvements to the Company's internal network infrastructure to support the Company's multiple locations and the BCG operations move to a new facility in February 1997. The Company did not acquire any capital equipment through capital lease arrangements in 1997 or 1996. The Company expects that the level of capital expenditures will increase in 1998 as a result of planned facility moves in Richardson, Texas and planned research and development projects.

         Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Significant additional capital resources, however, may be required to fund acquisitions of complementary businesses, products or technologies. Alternatively, the Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions. At present, the Company does not have any agreements or commitments with respect to any such acquisition and there can be no assurance that the Company will be able to obtain such agreements or commitments on reasonable terms, or at all.

         The Company believes the impact of inflation on its business activities has not been significant to date.

Impact of New Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity in a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. The impact of adopting SFAS No. 130 and SFAS No. 131, both effective for the Company in 1998, has not yet been determined.

        In October 1997, the American Institute of Certified Public Accountants issued State of Position 97-2 ("SOP 97-2"), SOFTWARE REVENUE RECOGNITION. This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

        The Company has adopted the provisions of SFAS No. 128, EARNINGS PER SHARE, effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted") method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with SFAS No. 128.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are set forth on pages F-1 through F-24 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Identification of Directors. The information under the caption "Director Nominees," appearing in the Proxy Statement, is incorporated herein by reference.

         Identification of Executive Officers. The information under the caption "Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

         Section 16(a) Beneficial Ownership Reporting Compliance. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation and Other Matters," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the heading "Security Ownership of Certain Beneficial Owners and Management," appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)                     1.   FINANCIAL STATEMENTS

         The following financial statements of the Company are included on pages F-1 through F-24 of this Annual Report on Form 10-K:

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 1996 and December 31,
         1997

         Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

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

     (b)          REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K on December 23, 1997 in connection with its reincorporation in Delaware.

     (c)                   EXHIBITS


EXHIBIT                                                                                               PAGE
NUMBER                                                                                               NUMBER
------                                                                                               ------
        2.1(5)   Asset Purchase Agreement between Applied Digital Access, Inc. and Applied              --
                 Computing Devices, Inc. dated February 29, 1996

        2.2(7)   Asset Purchase Agreement between Applied Digital Access, Inc. and MPR                  --
                 Teltech, Ltd. dated July 16, 1996

       2.3(11)   Asset Purchase Agreement between the Company and Northern Telecom                      --
                 Limited dated June 27, 1997 (the "Asset Purchase Agreement") (with certain confidential portions omitted).

       3.3(13)   Certificate of Incorporation of the Company.                                           --

       3.4(14)   Certificate of Agreement of Merger of the Company and its California                  --
                 predecessor.

      +3.5(15)   Bylaws of the Company.                                                                 --

      10.1 (1)   Registration Rights Agreement by and between the Company and certain                   --
                 shareholders of the Company, dated May 22, 1992 as amended pursuant to the Amendment to Registration Rights Agreement dated April 9, 1993.

       10.2(1)   Lease for the Company's facilities at 9855 Scranton Road, dated June 15, 1993.         --

       10.3(1)   Agreement dated July 1, 1991 by and between the Company and BellSouth



EXHIBIT                                                                                               PAGE
NUMBER                                                                                               NUMBER
------                                                                                               ------
                 Services Incorporated, as amended (with certain confidential portions omitted).        --

       10.4(1)   Software License Agreement dated January 16, 1992 by and between the                   --
                 Company and GCOM (with certain confidential portions omitted).

       10.5(1)   Master Agreement for Operations Systems Modifications for the Integration of           --
                 Network Elements, dated June 17, 1991 by and between the Company and
                 BellCore, as amended.

       10.6(1)   Addendum #1 to Master Agreement for Operations Systems Modifications for               --
                 the Integration of Network Elements, dated June 17, 1991 by and between the
                 Company and BellCore dated July 10, 1991.

       10.7(1)   Addendum #2 to Master Agreement for Operations Systems Modifications for               --
                 the Integration of Network Elements, dated June 17, 1991 by and between the
                 Company and BellCore dated November 19, 1993.

       10.8(1)   Addendum #3 to Master Agreement for Operations Systems Modification for                --
                 the Integration of Network Elements dated June 17, 1991 by and between the
                 Company and BellCore dated December 27, 1993.

      +10.9(1)   Severance Agreement dated November 27, 1990 by and between the Company                 --
                 and Peter P. Savage.

     +10.10(1)   Severance Agreement dated June 20, 1988 by and between the Company and                 --
                 Paul R. Hartmann.

     +10.11(1)   1994 Stock Option/Stock Issuance Plan Form of Stock Option Agreement.                  --

     +10.12(1)   1994 Stock Option/Stock Issuance Plan Form of Stock Issuance Agreement.                --

     +10.13(1)   1994 Employee Stock Purchase Plan Form of Stock Purchase Agreement.                    --

     +10.14(1)   Form of Employee Proprietary Information Agreement.                                    --

      10.15(1)   Binary Software License Agreement dated March 7, 1989 between the                      --
                 Company and Software Components Group, Inc., as amended.

      10.16(2)   Reinstatement Agreement dated September 22, 1994 between the Company and               --
                 BellSouth Telecommunications Incorporated (with certain confidential portions omitted) (Exhibit 10.2).

      10.17(2)   Purchase Agreement for Telecommunications Products and Related Services                --
                 between Ameritech Services, Inc. (with certain confidential portions omitted)
                 (Exhibit 10.3).

      10.18(3)   First Amendment to Office Lease dated September 23, 1994 between the                   --
                 Company and Sorrento Tech Associates.

      10.19(4)   Purchase Agreement for Telecommunications Products and Related Services
                 between Southwestern Bell Telephone Company and the Company, dated




EXHIBIT                                                                                               PAGE
NUMBER                                                                                               NUMBER
------                                                                                               ------
                 September 8, 1995 (with certain confidential portions omitted)                         --

     +10.20(6)   Applied Digital Access, Inc. 1994 Stock Option/Stock Issuance Plan, as                 --
                 amended.

      10.21(8)   Master Agreement between Northern Telcom, Ltd. and Applied Digital Access,             --
                 Inc. dated July 16, 1996.

      10.22(8)   Stock Purchase Agreement between Applied Digital Access, Inc. and MPR                  --
                 Teltech, Ltd. dated July 16, 1996.

      10.23(8)   License Agreement between Northern Telcom, Ltd. and Applied Digital                    --
                 Access, Inc. dated July 16, 1996

      10.24(8)   Second Amendment to Lease between Sorrento Tech Associates and Applied                --
                 Digital Access, Inc. dated August 8, 1996.

      10.25(8)   Lease Agreement between Rose Hulman Institute of Technology, through its              --
                 authorized leasing agent, Ragle and Company, and Applied Digital Access,
                 Inc. dated September 15, 1996.

      10.26(9)   Sublease agreement between the Company and ENOVA Corporation dated                    --
                 December 9, 1996.

      10.27(9)   First Amendment to Sublease between the Company and ENOVA Corporation                 --
                 dated January 24, 1997.

      10.28(9)   Office Lease Agreement between 2725321 Canada Inc. and Applied Digital                --
                 Access - Canada, Inc. dated January 1, 1997.

      10.29(10)  License Agreement between Northern Telecom, Ltd. and the Company dated                --
                 as of January 24, 1997 [(with certain confidential portions omitted)][VERIFY CT
                 DONE-NOT NOTED ON 10Q].

      10.30(11)  License Agreement between Northern Telecom, Ltd. and the Company dated                --
                 as of June 27, 1997 (with certain confidential portions omitted).

      10.31(11)  Applied Digital Access, Inc. 1997 Registration Rights Agreement between the           --
                 Company and Northern Telecom, Ltd. dated as of June 27, 1997.

      10.32(11)  Stock and Warrant Purchase Agreement between the Company and Northern                 --
                 Telecom, Ltd. dated as of June 27, 1997.

      10.33(11)  Master Purchase Agreement between MCI Telecommunications Corporation                  --
                 and the Company dated June 16, 1997 (with certain confidential portions omitted).

      10.34(11)  Master Agreement between Northern Telecom, Ltd. and the Company dated as              --
                 of June 26, 1997 (with certain confidential portions omitted).

      10.35(12)  Joint Development Agreement between Northern Telecom, Inc. and the                    --
                 Company dated September 30, 1997  (with certain confidential portions omitted).

     +10.36(15)  Applied Digital Access, Inc. Amended and Restated 1996 Non-qualified Stock
                 Option Plan

                                     -29-


EXHIBIT                                                                                               PAGE
NUMBER                                                                                               NUMBER
------                                                                                               ------
    +10.37(15)   Amended and Restated 1996 Non-qualified Stock Option Plan Form of Stock
                 Option Agreement.

        +10.38   Severance Agreement dated March 24, 1995 by and between the Company and
                 Donald J. O'Connor.

        +10.39   Severance Agreement dated March 12, 1997 by and between the Company and
                 Steven F.X. Murphy.

         10.40   Lease Agreement between Campbell Creek, Ltd. and the Company dated as of
                 October 1, 1997.

         10.41   First Amendment to Lease Agreement between Campbell Creek, Ltd. and the
                 Company dated as of January 22, 1998.

         10.42   Second Amendment to Sublease between the Company and ENOVA
                 Corporation dated December 31, 1997.

        +10.43   Form of Indemnification Agreements between the Company and each of its directors.

        +10.44   Form of Indemnification Agreements between the Company and each of its officers.

        +10.45   Applied Digital Access, Inc. 1994 Employee Stock Purchase Plan, as amended.

        +10.46   Management Team Incentive Compensation Plan, as amended.

         23.1    Consent of Independent Accountants.

         24.1    Power of Attorney (See page 32).

         27.1    Financial Data Schedule.


         +        Management contract or compensatory plan.
         (1)      Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-75258), as
                  amended.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No.
                  0-23698).

         (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File
                  No. 0-23698).

         (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No.
                  0-23698).

         (5)      Incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 1996
                  (File No. 0-23698).

         (6)      Incorporated by reference to the Company's Registration
                  Statement on Form S-8 (No. 333-08297), as amended

         (7)      Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1996
                  (File No. 0-23698).

         (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No.
                  0-23698).

         (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No.
                  0-23698).

         (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No.
                  0-23698).

         (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No.
                  0-23698).



EXHIBIT                                                                                               PAGE
NUMBER                                                                                               NUMBER
------                                                                                               ------
         (12)     Incorporated by reference to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1997
                  (File No. 0-23698).

         (13)     Incorporated by reference to the Company's Current Report on Form 8-K dated December 23,
                  1997(File No. 0-23698).

         (14)     Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 12, 1998
                  (File No. 0-23698).

         (15)     Incorporated by reference to the Company's Registration
                  Statement on Form S-8 (File No. 333- 48105).


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APPLIED DIGITAL ACCESS, INC.


Date:  March 30, 1998             By:      /s/ Peter P. Savage
                                      ------------------------
                                           Peter P. Savage
                                           President and Chief Executive Officer


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


    Signature                              Title                             Date
    ---------                              -----                             ----
/s/ Peter P. Savage               President, Chief Executive             March 30, 1998
--------------------------        Officer and Director
  (Peter P. Savage)               (Principal Executive
                                  Officer)


/s/ James L. Keefe                Vice President, Finance and            March 30, 1998
--------------------------        Administration, Secretary,
  (James L. Keefe)                Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)


/s/ Kenneth E. Olson              Director                               March 30, 1998
--------------------------
  (Kenneth E. Olson)


/s/ Christopher B. Paisley        Director                               March 30, 1998
--------------------------
  (Christopher B. Paisley)


/s/ Edward F. Tuck                Director                               March 30, 1998
--------------------------
  (Edward F. Tuck)


                   APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY
                                   ----------

               REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                   ----------

                       APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        ----------

                                                                                   PAGE
                                                                                   ----
1.   CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Accountants .........................................    F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1997...............    F-3

     Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1996 and 1997...........................................    F-4

     Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1995, 1996 and 1997...........................................    F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996 and 1997...........................................    F-6

     Notes to Consolidated Financial Statements.................................    F-7


2.   FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts for the
     Years Ended December 31, 1995, 1996 and 1997...............................  F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Applied Digital Access, Inc. and subsidiary


We have audited the accompanying consolidated balance sheets of Applied Digital Access, Inc. and subsidiary as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Digital Access, Inc. and subsidiary as of December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






San Diego, California
January 23, 1998

                   APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                 ----------

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                    1996           1997
                                                                                    ----           ----
                                      ASSETS                                       (DOLLARS IN THOUSANDS)
Current assets:
      Cash and cash equivalents...................................................$  1,504        $  4,400
      Investments - available for sale............................................  19,957           8,779
      Accounts receivable, less allowance for doubtful
           accounts of $50 .......................................................   6,798          12,981
      Inventory, net..............................................................   7,363           5,859
      Deferred income taxes.......................................................     130             130
      Prepaid expenses and other current assets...................................   1,089           3,775
                                                                                  --------        --------
                 Total current assets.............................................  36,841          35,924

Property and equipment, net.......................................................   4,936           6,165
Intangible assets, net............................................................   2,823           2,822
Deferred income taxes.............................................................   1,372           1,372
                                                                                  --------        --------
                 Total assets.....................................................$ 45,972        $ 46,283
                                                                                  --------        --------
                                                                                  --------        --------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable............................................................$  2,120        $  3,478
      Accrued expenses ...........................................................   1,491           2,846
      Accrued warranty............................................................   1,398           1,323
      Current portion of obligations under capital leases.........................      16              18
      Deferred revenue............................................................     587           1,471
                                                                                  --------        --------
                 Total current liabilities........................................   5,612           9,136

Obligations under capital leases, net of current portion..........................      33              15
                                                                                  --------        --------
                 Total liabilities................................................   5,645           9,151
                                                                                  --------        --------

Commitments and contingency

Shareholders' equity:
      Preferred stock, no par value, 7,500,000 shares authorized,
           no shares issued.......................................................      -              -
      Common stock, $0.001 par value, 30,000,000 shares authorized,
           12,255,334 and 12,605,082 shares issued and outstanding at
           December 31, 1996 and 1997, respectively...............................  50,631          51,610
      Additional paid-in capital..................................................   2,492           2,492
      Unrealized gain on investments .............................................      25              84
      Deferred compensation.......................................................     (50)             -
      Accumulated deficit......................................................... (12,771)        (17,054)
                                                                                  --------        --------
                 Total shareholders' equity.......................................  40,327          37,132
                                                                                  --------        --------
                 Total liabilities and shareholders' equity.......................$ 45,972        $ 46,283
                                                                                  --------        --------
                                                                                  --------        --------

                The accompanying notes are an integral part of the
                               financial statements.

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      ----------

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                                ------------------------
                                                                                             1995         1996         1997
                                                                                             ----         ----         ----
                                                                                                 (DOLLARS IN THOUSANDS,
                                                                                                 EXCEPT PER SHARE DATA)
Revenue          ......................................................................... $20,470        $24,422     $34,050
Cost of revenue  .........................................................................   8,717         12,609      15,116
                                                                                           -------        -------     -------
     Gross profit.........................................................................  11,753         11,813      18,934
                                                                                           -------        -------     -------
Operating expenses:
     Research and development.............................................................   5,807          7,356       9,164
     In-process research and development related
         to acquisitions..................................................................      -           3,286       1,578
     Sales and marketing..................................................................   4,234          6,312       7,995
     General and administrative...........................................................   2,976          3,529       5,252
                                                                                           -------        -------     -------
                 Total operating expenses.................................................  13,017         20,483      23,989
                                                                                           -------        -------     -------
                 Operating loss...........................................................  (1,264)        (8,670)     (5,055)
                                                                                           -------        -------     -------
Interest income  .........................................................................   2,023          1,673         904
                                                                                           -------        -------     -------
                 Income (loss) before income taxes........................................     759         (6,997)     (4,151)
                                                                                           -------        -------     -------
Provision for income taxes................................................................      -             123         132
                                                                                           -------        -------     -------
                 Net income (loss)........................................................ $   759        $(7,120)    $(4,283)
                                                                                           -------        -------     -------
                                                                                           -------        -------     -------
                 Net income (loss) per share, basic and diluted ..........................   $.06          $(.59)      $(.34)
                                                                                             ----           -----      ------
                                                                                             ----           -----      ------
                 Shares used in per share computations ...................................  12,848         12,084      12,460
                                                                                            ------         ------      ------
                                                                                            ------         ------      ------

                The accompanying notes are an integral part of the
                               financial statements.

                       APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   ----------

                                                                      UNREALIZED
                                                         ADDITIONAL      GAIN
                                              COMMON      PAID-IN     (LOSS) ON         DEFERRED    ACCUMULATED
                                              STOCK       CAPITAL     INVESTMENTS     COMPENSATION    DEFICIT        TOTAL
                                              -----       -------     -----------     ------------    -------        -----
                                                                         (DOLLARS IN THOUSANDS)
Balance, January 1, 1995......................$48,281     $2,492       $(436)          $(153)        $ (6,410)        $43,774

Exercise of stock options and warrants
for 261,662 shares of common stock............     76        -           -               -                -                76

Issuance of 62,493 shares of common
stock under stock purchase plan...............    643        -           -               -                -               643

Unrealized gain on investments................    -          -           583             -                -               583

Amortization of deferred compensation
related to stock options......................    -          -           -                52              -                52

Net income ...................................    -          -           -               -                759             759
                                              -------     ------      ------           -----         --------         -------
Balance, December 31, 1995.................... 49,000      2,492         147            (101)          (5,651)         45,887

Exercise of stock options for 149,261
shares of common stock........................    115        -           -               -                -               115

Issuance of 56,857 shares of common
stock under stock purchase plan...............    428        -           -               -                -               428

Unrealized loss on investments................    -          -          (122)            -                -              (122)

Amortization of deferred compensation
related to stock options......................    -          -           -                51              -                51

Issuance of 150,000 shares of common
stock in connection with acquisition..........  1,088        -           -               -                -             1,088

Net loss .....................................    -          -           -               -             (7,120)         (7,120)
                                              -------     ------      ------           -----         --------         -------

Balance, December 31, 1996.................... 50,631      2,492          25             (50)         (12,771)         40,327

Exercise of stock options for 221,235
shares of common stock........................    381        -           -               -                -               381

Issuance of 128,513 shares of common
stock under stock purchase plan...............    598        -           -               -                -               598

Unrealized gain on investments................    -          -            59             -                -                59

Amortization of deferred compensation
related to stock options......................    -          -           -                50              -                50

Net loss .....................................    -          -           -               -             (4,283)         (4,283)
                                              -------     ------      ------           -----         --------         -------
Balance, December 31, 1997....................$51,610     $2,492      $   84           $ -           $(17,054)        $37,132
                                              -------     ------      ------           -----         --------         -------
                                              -------     ------      ------           -----         --------         -------

                The accompanying notes are an integral part of the
                               financial statements.

                        APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        ----------

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                                  ------------------------
                                                                                             1995           1996         1997
                                                                                             ----           ----         ----
                                                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss)...................................................................   $    759         $(7,120)     $(4,283)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
           In-process research and development related to acquisitions..................        -             3,286        1,578
           Depreciation and amortization................................................        904           1,819        3,089
           Amortization of discount or premium on investments...........................        119              95         (119)
           Amortization of deferred compensation........................................         52              51           50
           Change in accounts receivable and inventory reserves.........................        103             (68)         101
           Changes in operating assets and liabilities:
               Accounts receivable......................................................     (2,792)         (1,440)      (6,183)
               Inventory................................................................     (2,232)           (723)       1,403
               Prepaid expenses and other current assets................................       (327)            207       (2,686)
               Accounts payable.........................................................       (440)            300        1,358
               Accrued expenses.........................................................       (515)            648        1,355
               Accrued warranty ........................................................        (15)             93          (75)
               Deferred revenue.........................................................        -               587          884
                                                                                             ------          ------       ------
                  Net cash used by operating activities.................................     (4,384)         (2,265)      (3,528)
                                                                                             ------          ------       ------
Cash flows from investing activities:
    Purchases of investments............................................................    (33,863)        (20,923)     (18,517)
    Maturities of investments...........................................................     38,595          30,923       29,792
    Purchases of property and equipment.................................................     (1,948)         (1,709)      (2,432)
    Purchase costs related to asset acquisitions........................................        -            (6,356)      (3,382)
    Purchase of license agreement.......................................................        -              (350)          -
                                                                                             ------          ------       ------
                  Net cash provided by investing activities.............................      2,784           1,585        5,461
                                                                                             ------          ------       ------
Cash flows from financing activities:
    Principal payments on obligations under capital leases..............................       (126)            (32)         (16)
    Proceeds from exercise of stock options and warrants................................         76             115          381
    Proceeds from issuance of common stock, net of  costs...............................        643             428          598
                                                                                             ------          ------       ------
                  Net cash provided by financing activities.............................        593             511          963
                                                                                             ------          ------       ------
                  Net increase (decrease) in cash and cash equivalents..................     (1,007)           (169)       2,896

Cash and cash equivalents at beginning of year..........................................      2,680           1,673        1,504
                                                                                             ------          ------       ------
           Cash and cash equivalents at end of year.....................................     $1,673          $1,504       $4,400
                                                                                             ------          ------       ------
                                                                                             ------          ------       ------

                The accompanying notes are an integral part of the
                               financial statements.

                     APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ----------


 1.     NATURE OF OPERATIONS:

        Applied Digital Access, Inc. and subsidiary (the "Company") designs, engineers and manufactures network test and performance monitoring systems, software and services for the management and test of telecommunication circuits. Current sales are concentrated with telecommunication service providers or affiliated companies in the United States and Canada.

        The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of telephone network test and performance monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable.


 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less when purchased.

        INVENTORY

        Inventory is stated at the lower of cost or market using the first-in, first-out method.

        The Company currently buys certain key components of its products from a limited number of suppliers. Although there are a limited number of suppliers of the components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

                                       F-7
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        INVESTMENTS

        The Company determines the appropriate classification of its debt securities at the time of purchase and re-evaluates such designations at each balance sheet date. Investments are classified as "available for sale" and are carried at their fair value. Realized gains and losses are determined using the specific identification method and are included in other income. Gross unrealized holding gains or losses are excluded from earnings and reported, net of the related tax effect, as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Fair value is determined based on quoted market prices.

        PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (3 to 7 years) using the straight-line method. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as an obligation. Amortization of capitalized leased assets is computed on the straight-line method over the shorter of the lease term or the assets' estimated useful lives.

        Maintenance and repairs are charged to expense as incurred. Upon the retirement or other disposition, the property and related accumulated depreciation or amortization are removed from the accounts and any resulting profit or loss is reflected in income.

        INTANGIBLE ASSETS

        The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over 3 to 5 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying value may exceed fair value.

        REVENUE RECOGNITION

        Revenue is generally recognized at the time of shipment or delivery, based on specified shipping terms, or when services have been performed. When customer acceptance criteria are specified in the customer order, revenue recognition is deferred until the acceptance criteria are met.

                                       F-8
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        INCOME TAXES

        Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities ("temporary differences") and their financial reporting amounts at each year end based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        ADVERTISING COSTS

        Advertising costs are expensed as incurred. Total advertising expense was approximately $141,000, $217,000 and $250,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

        STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, options granted at below fair market value result in deferred compensation to the extent of the difference between the fair market value at the date of grant and the exercise price. The deferred compensation is charged to earnings ratably over the vesting period. During the three year period ended December 31, 1997, no options were granted at below fair market value.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

                                       F-9
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity in a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. The impact of adopting SFAS No. 130 and SFAS No. 131, both effective for the Company in 1998, has not yet been determined.

        In October 1997, the American Institute of Certified Public Accountants issued State of Position 97-2 ("SOP 97-2"), SOFTWARE REVENUE RECOGNITION. This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

        The Company has adopted the provisions of SFAS No. 128, EARNINGS PER SHARE, effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted") method) and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with SFAS No. 128.

        RECLASSIFICATIONS

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

                                       F-10
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

 3.     STATEMENTS OF CASH FLOWS:

        Non-cash investing and financing activities for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                       1995        1996         1997
                                                                       ----        ----         ----
                                                                          (DOLLARS IN THOUSANDS)
        Issuance of stock in connection with acquisition              $  -         $1,088       $  -

        Cash payments for interest and income taxes for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                       1995        1996         1997
                                                                       ----        ----         ----
                                                                          (DOLLARS IN THOUSANDS)

        Interest                                                      $ 13          $ 7         $  4
        Income taxes                                                   506            -          229

 4.     INVESTMENTS:

        Marketable securities at December 31, 1996 and 1997 consist of obligations of the U.S. Government and its agencies and are summarized as follows:

                                                                       1996        1997
                                                                       ----        ----
                                                                    (DOLLARS IN THOUSANDS)
        Cost                                                        $19,936      $8,767
        Gross unrealized gains                                           57          31
        Gross unrealized losses                                         (36)        (19)
                                                                    -------      ------
             Estimated fair value                                   $19,957      $8,779
                                                                    -------      ------
                                                                    -------      ------

 5.     INVENTORY:

        Inventory at December 31, 1996 and 1997 consists of the following:

                                                                       1996        1997
                                                                       ----        ----
                                                                    (DOLLARS IN THOUSANDS)
        Raw materials                                               $4,211       $3,419
        Work-in-process                                              2,558        2,223
        Finished goods                                               1,063          787
                                                                    ------       ------
                                                                     7,832        6,429
        Less inventory reserve                                        (469)        (570)
                                                                    ------       ------
                                                                    $7,363       $5,859
                                                                    ------       ------
                                                                    ------       ------

                                       F-11
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

 6.     PROPERTY AND EQUIPMENT:

        Property and equipment at December 31, 1996 and 1997 consists of the following:

                                                                1996                  1997
                                                                ----                  ----
                                                                 (DOLLARS IN THOUSANDS)
                Computers                                      $  4,254              $ 5,655
                Machinery, furniture and equipment                3,614                4,782
                Purchased computer software                         894                1,371
                Leasehold improvements                              766                  911
                                                               --------              -------
                                                                  9,528               12,719
                Less accumulated depreciation and amortization   (4,592)              (6,554)
                                                               --------              -------
                                                               $  4,936              $ 6,165
                                                               --------              -------
                                                               --------              -------

        Property and equipment acquired under capital leases totaled approximately $216,000 at December 31, 1996 and 1997. Accumulated amortization related to assets under capital leases totaled approximately $106,000 and $140,000 as of December 31, 1996 and 1997 respectively.

 7.     INTANGIBLE ASSETS:

        Intangible assets at December 31,1996 and 1997 consist of the following:

                                                                1996                1997
                                                                ----                ----
                                                                 (DOLLARS IN THOUSANDS)


                Goodwill and know-how                          $2,588              $ 3,619
                Purchased technology, customer contracts          337                  337
                License agreement                                 350                  350
                                                               ------              -------
                                                                3,275                4,306
                Less accumulated amortization                    (452)              (1,484)
                                                               ------              -------
                                                               $2,823               $2,822
                                                               ------              -------
                                                               ------              -------

                                       F-12
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

 8.     ACCRUED EXPENSES:

        Accrued expenses at December 31, 1996 and 1997 consist of the following:

                                                          1996                1997
                                                          ----                ----
                                                           (DOLLARS IN THOUSANDS)
                Accrued payroll and related costs        $  443               $  902
                Income taxes                                444                  388
                Accrued vacation                            431                  583
                Other                                       173                  973
                                                         ------               ------
                                                         $1,491               $2,846
                                                         ------               ------
                                                         ------               ------

 9.     COMMITMENTS AND CONTINGENCY:

        LEASES

        The Company leases office space and equipment under operating leases. Certain of these leases include renewal or purchase options. Rent expense related to these leases was approximately $386,000, $613,000 and $673,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

        The Company also leases certain property and equipment under capital leases.

        Minimum commitments under these leases are as follows:

                                                             OPERATING        CAPITAL
           YEAR ENDING DECEMBER 31,                            LEASES          LEASE
           ------------------------                          ---------        -------
                                                              (DOLLARS IN THOUSANDS)
               1998                                           $1,006          $ 20
               1999                                            1,297            16
               2000                                              980            -
               2001                                            1,004            -
               2002                                            1,034            -
               Thereafter                                      1,127            -
                                                              ------          ----
                  Total minimum lease payments                $6,448            36
                                                              ------
                                                              ------
                  Less amounts representing interest                            (3)
                                                                              ----
                  Obligations under capital leases                              33
                    Less current portion                                       (18)
                                                                              ----
                                                                              $ 15
                                                                              ----
                                                                              ----

                                       F-13
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

 9.     COMMITMENTS AND CONTINGENCY:

        PURCHASE COMMITMENTS

        At December 31, 1996 and 1997, the Company has open purchase commitments of approximately $3,731,000 and $4,413,000 respectively, which include approximately $2,264,000 and $1,938,000 of cancelable purchase commitments.

        LEGAL PROCEEDING

        In March 1995, a class action lawsuit was filed against the Company and two of its officers, one of whom is also a director of the Company, in the U.S. District Court for the Southern District of Southern California. The suit alleged violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the "Act"), arising out of alleged misrepresentations and omissions made by the Company and the named officers. The suit also alleged violation of Section 20(a) of the Act arising out of alleged "control" of the Company by the officer defendants. The suit was brought on behalf of purchasers of the Company's securities during the period October 10, 1994 through March 29, 1995, and sought unspecified damages. In December 1995, the Company entered into a settlement agreement pursuant to which all claims were dismissed with prejudice. The total settlement amount was approximately $1,500,000, of which the Company paid approximately $446,000 with the remaining amount paid by the Company's Directors' and Officers' liability insurance carriers. Obligations of the Company with respect to this matter were provided for in the financial statements during the year ended December 31, 1995 and paid during the year ended December 31, 1996.


10.     SHAREHOLDERS' EQUITY:

        STOCK COMPENSATION PLANS

        The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards in 1995, 1996 and 1997 under those plans consistent with the methods of SFAS No. 123, the Company's net income
        (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       F-14
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

10.     SHAREHOLDERS' EQUITY, CONTINUED:

                                                           1995        1996         1997
                                                           ----        ----         ----
                                                              (DOLLARS IN THOUSANDS)
                Net income (loss):
                      As reported                         $ 759      $(7,120)     $(4,283)
                      Pro forma                            (195)      (8,352)      (6,830)

                Net income (loss) per common share:
                      As reported, basic                   $.06        $(.59)       $(.34)
                      As reported, diluted                  .06         (.59)        (.34)
                      Pro forma, basic and diluted         (.02)        (.69)        (.55)

        FIXED STOCK OPTION PLANS

        In May 1996, the Company adopted the 1996 Non-Qualified Stock Option Plan (the "1996 Plan"). The 1996 Plan does not affect the 1994 Plan described below. Under the 1996 Plan, the Company is authorized to issue 400,000 shares of common stock. The 1996 Plan is intended to promote the interests of the Company or its parents or subsidiary corporations. Under the 1996 Plan, eligible individuals may be granted options to purchase shares of the Company's common stock at not less than 85% of the fair market value of such shares on the date of grant. Such options shall be exercisable in one or more installments as specified in the Notice of Grant and have a maximum term of 10 years. Persons eligible to receive stock options under the 1996 Plan are key employees of the Company other than officers who are responsible for the growth and financial success of the Company and consultants and other independent contractors who provide valuable services to the Company.

        In February 1994, the Company adopted the 1994 Stock Option/Stock Issuance Plan (the "1994 Plan"). The 1994 Plan supersedes and consolidates the 1988 Stock Option Plan and Restricted Stock Purchase Plan (the "1988 Plan"). Outstanding stock options and unvested share issuances under the 1988 Plan were incorporated into and assumed in the 1994 Plan. In May of 1996, the Board of Directors received shareholder approval to increase the authorized shares to 3,800,000 under the 1994 Plan. The 1994 Plan is divided into three separate components: the Discretionary Option Grant Program (the "Discretionary Program"); the Automatic Option Grant Program (the "Automatic Program") and the Stock Issuance Program (the "Issuance Program"). Under the Discretionary Program, eligible individuals may be granted options to purchase shares of the Company's stock at not less than 85% of the fair market value of such shares on the date of grant. Under the Automatic Program, non-employee Directors will automatically be granted options to purchase common stock at 100% of the fair market value on the grant date. Under the Issuance

                                       F-15
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

10.     SHAREHOLDERS' EQUITY, CONTINUED:

        Program, eligible individuals may be allowed to purchase shares of the Company's common stock at discounts from the fair market value of such shares of up to 15%. Such shares may be issued as fully-vested shares or as shares to vest over time and have a maximum term of 10 years (5 years for options granted to a 10% shareholder). Persons eligible to receive stock issuances under the Issuance Program and/or option grants under the Discretionary Program are officers and other key employees of the Company and certain consultants or other independent contractors, as defined in the plan. The individuals eligible to receive option grants under the Automatic Program are individuals who are elected, re-elected or appointed as non-employee Board members.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: no dividend yield; expected volatility; risk-free interest rates on or about the date of grant represented by the interest rate on U.S. Treasury Bills with a term of maturity equal to the vesting period of the options, and expected lives of 5 years.

        The following table summarizes stock option transactions for each of the three years in the period ended December 31, 1997:

                                                        1994 AND 1996 PLANS                     OTHER
                                                     -------------------------           -------------------
                                                                      WEIGHTED                      WEIGHTED
                                                                       AVERAGE                       AVERAGE
                                                                      EXERCISE                      EXERCISE
                                                     SHARES             PRICE             SHARES      PRICE
                                                     ------             -----             ------      -----
              Outstanding at
                 January 1, 1995                    1,439,744          $4.22                27,587      $.14
                     Granted                          737,025         $12.30                   -          -
                     Exercised                       (205,068)          $.35               (10,500)     $.14
                     Canceled                        (300,392)        $18.30                   -          -
                                                    ---------                              -------
              Outstanding at
                 December 31, 1995                  1,671,309          $5.63                17,087      $.14
                     Granted                          874,887          $9.01                   -         -
                     Exercised                       (149,261)          $.77                   -         -
                     Canceled                        (598,732)        $18.30                   -         -
                                                    ---------                              -------
              Outstanding at
                 December 31, 1996                  1,798,203          $5.54                17,087      $.14
                     Granted                        1,404,976          $6.58                   -          -
                     Exercised                       (252,337)         $6.34                   -          -
                     Canceled                        (299,984)         $7.65                   -
                                                    ---------                              -------
               Outstanding at
                 December 31, 1997                  2,650,858          $6.20                17,087      $.14
                                                    ---------                              -------
                                                    ---------                              -------

                                       F-16
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

10.     SHAREHOLDERS' EQUITY, CONTINUED:

        The range of exercise prices of stock options outstanding at December 31, 1997 is as follows:

                                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                          -----------------------------------------------------           --------------------------
                                             WEIGHTED                 WEIGHTED                              WEIGHTED
          RANGE OF                           AVERAGE                  AVERAGE                               AVERAGE
          EXERCISE          NUMBER           REMAINING                EXERCISE                NUMBER        EXERCISE
           PRICES         OUTSTANDING   CONTRACTUAL LIFE               PRICE               EXERCISABLE       PRICE
           ------         -----------   ----------------               -----               -----------      --------
        $.14 - $1.05        544,785           4.60                    $  .30                544,785          $   .30
        $2.80 - $6.44       568,613           9.40                      6.06                 30,707             5.70
        $6.50 - $6.63       320,543           8.56                      6.51                 65,811             6.51
        $6.88               533,721           9.12                      6.88                143,244             6.88
        $7.00 - $16.13      700,283           8.26                      0.09                417,912            10.25
                          ---------           ----                    ------              ---------           ------
        $.14 - $16.13     2,667,945           7.97                    $ 6.16              1,202,459           $ 5.02
                          ---------           ----                    ------              ---------           ------
                          ---------           ----                    ------              ---------           ------

        At December 31, 1996 and 1997,  1,191,381 and 339,959 shares, respectively, are available for granting of options under the 1994 and 1996 Plans.

        STOCK PURCHASE PLAN

        The Amended 1994 Employee Stock Purchase Plan, originally adopted in February 1994 (the "Stock Purchase Plan"), authorizes the Company to issue up to 300,000 shares of common stock to participating employees. The Stock Purchase Plan is intended to provide qualifying employees with the opportunity to acquire an interest in the Company by accumulating amounts for the employees' account through payroll deductions and the periodic application of such amounts to the purchase of shares of the Company's common stock. Under the terms of the Stock Purchase Plan, qualified employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock will be equal to 85% of the lower fair market value of the common stock on (i) the commencement date of the offering period or (ii) the purchase date. The Stock Purchase Plan terminates on December 31, 2003. Under the Stock Purchase Plan, the Company sold 56,857 and 97,413 shares to employees in 1996 and 1997, respectively. There are 31,102 shares of common stock available for purchase under the Stock Purchase Plan at December 31, 1997.

        In order to disclose the pro forma net income and earnings per share as required by SFAS No. 123 (see Stock Compensation Plans above), the fair value of the employees' purchase rights is estimated using the Black-Scholes model with the following assumptions for 1996 and 1997: no dividend yield, expected volatility of 69.76%; risk-free interest rates on the date of grant represented by the interest rate on U.S. treasury bills with a term of maturity equal to the period from the subscription date to the purchase date. The weighted-average fair value of those purchase rights granted in 1996 and 1997 was $9.56 and $6.58, respectively.

                                       F-17
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

11.     INCOME TAXES:

        The provision for income taxes for the years ended December 31, 1996 and 1997 consists of current taxes for foreign operations.

        Differences between the statutory rate and the effective tax rate for the year ended December 31, 1995, 1996 and 1997 are as follows:

                                                                         1995        1996          1997
                                                                         ----        ----          ----
                Taxes at federal statutory rate                          34.0%      (34.0%)       (34.0%)
                Foreign income taxes                                      -  %        1.8%          3.2%
                Net operating loss carryforwards and research and
                      development tax credits (utilized) not utilized   (33.0%)      33.0%         33.0%
                Change in valuation allowance                              - %        -  %          -  %
                Other                                                    (1.0%)       1.0%          1.0%
                                                                        -----       -----         -----
                      Provision for income taxes                          -  %        1.8%          3.2%
                                                                        -----       -----         -----
                                                                        -----       -----         -----

        The components of the deferred tax assets at December 31, 1996 and 1997 are as follows:

                                                                             1996               1997
                                                                             ----               ----
                                                                            (DOLLARS IN THOUSANDS)

                Allowances and reserves                                   $   773              $   780
                Vacation accrual                                              146                  178
                Capitalized research and development                        2,211                2,577
                Net operating loss carryforwards                            4,774                5,908
                Tax credits                                                 1,429                1,991
                Accelerated depreciation                                     (252)                (287)
                Other                                                          10                   10
                                                                          -------              -------
                      Total gross deferred tax asset                        9,091               11,157

                Less valuation allowance                                   (7,589)              (9,655)
                                                                          -------              -------
                      Net deferred tax asset                              $ 1,502              $ 1,502
                                                                          -------              -------
                                                                          -------              -------

        The Company has recorded a net deferred tax asset of $1,502,000 as of December 31, 1997 and 1996. Realizability is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                                       F-18
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

11.     INCOME TAXES, CONTINUED:

        At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $15,644,000, of which $5,378,000 is attributable to disqualifying dispositions of stock options. The Company also has net operating loss carryforwards for California tax purposes of approximately $7,561,000 at December 31, 1997, of which $2,724,000 is attributable to disqualifying dispositions of stock options. The amount attributable to the disposition of stock options will not impact the Company's effective tax rate in future periods as the impact will be reflected as a component of equity when recognized.

        The Company also has research and development tax credit carryforwards of approximately $1,620,000 for federal and $371,000 for California tax purposes at December 31, 1997. These carryforwards will begin expiring, if unused, in 2003.

        The Internal Revenue Code (the "Code") imposes limits on the availability of net operating loss carryforwards and certain tax credits that arose prior to certain cumulative changes in a corporation's ownership resulting in a change of control of the Company. The Company's use of approximately $1,166,000 of its federal net operating loss carryforwards and $408,000 of its federal and $105,000 of its California tax credit carryforwards are significantly limited because the Company underwent "ownership-changes" in January 1989 and March 1991. In each year following the change, the Company will be able to offset taxable income by a limited amount of the pre-ownership change carryforwards. This limitation is determined by the value of the Company immediately prior to the ownership change multiplied by the long-term tax-exempt rate. Net operating losses and tax credits that are unavailable in any year as a consequence of this limitation may be carried forward for future use subject to certain restrictions.


12.     EMPLOYEE BENEFITS:

        The Company has a 401(k) defined contribution plan available to all employees who have been with the Company for more than one month. Employees may contribute up to 15% of their salary each year and the Company may elect to make a discretionary contribution to the plan once a year. All plan participants who are employed at the end of the plan year and have completed 1,000 hours of service in that plan year are eligible to receive a share of the employer contribution. Participant's rights to the employer contributions vest 25% per year of service with the participant being fully vested at the end of the fourth year of service. The Company did not make a discretionary contribution in 1995, 1996 or 1997.

                                       F-19
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

12.     EMPLOYEE BENEFITS, CONTINUED:

        In 1995, the Company adopted a profit sharing plan available to all employees. The plan provides financial benefits to employees when the Company exceeds certain targeted objectives. The Compensation Committee of the Board of Directors annually determines the maximum amount that is allocated to the plan. Employees are eligible to participate in the plan at the start of the quarter following their employment at the Company. The Company allocated $-0-, $-0- and approximately $418,000 in 1995, 1996 and 1997, respectively.


13.     CONCENTRATION OF CREDIT RISK:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and trade receivables.

        The Company has approximately $4,908,000 of cash and cash equivalents in excess of FDIC insured limits at two financial institutions at December 31, 1997. The Company has not experienced any losses on its cash and cash equivalents.

        All of the Company's investments, all of which mature in 1998, are in obligations of the U.S. Government and its agencies at December 31, 1997.

        At December 31, 1996 and 1997, the Company's trade receivables are concentrated with "Regional Bell Operating Companies" and independent phone companies and suppliers or affiliated companies in the United States, all of which management believes are large companies with substantial financial resources. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment. Although the Company maintains a reserve for uncollectible receivables that it believes to be adequate, a payment default on a significant sale or customer receivable could materially and adversely affect its operating results and financial condition.

        Sales to major customers for each year are as follows (% of revenue):

                                               1995        1996       1997
                                               ----        ----       ----
                     Nynex                     18%         23%          8%
                     Bell South                13%          7%         17%
                     US West                   45%         31%          4%
                     Ameritech                 19%          9%          3%
                     Nortel                     -          15%         20%
                     MCI                        -           -          18%

                                       F-20
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

13.     CONCENTRATION OF CREDIT RISK, CONTINUED:

        Sales to an affiliate of a shareholder during the years ended December 31, 1995, 1996 and 1997 were approximately $3,836,000, $2,263,000 and
        $922,000 respectively, of which approximately $140,000 and $342,800 are included in accounts receivable at December 31, 1996 and 1997, respectively.


14.     ACQUISITIONS:

        In February 1996, the Company acquired certain assets of Applied Computing Devices, Inc. ("ACD"), a company that developed and marketed operations systems software used primarily by independent telephone companies to manage certain functions in their networks. The customer set and products of ACD complement those of the Company and the Company intends to continue to market and enhance these products. The Company acquired the assets for $1,700,000 in cash and incurred approximately $200,000 in related costs. The assets were acquired at an auction held in Federal Bankruptcy Court, Southern District of Indiana. The transaction, which was accounted for as a purchase, included the acquisition of in-process research and development valued at approximately $1,200,000, property and equipment valued at approximately $377,000 and purchased technology valued at approximately $337,000. The Company recorded a one-time charge in the first quarter of 1996 for the $1,200,000 associated with purchased research and development costs.

        In July 1996, the Company acquired certain assets of MPR Teltech, a subsidiary of BC TELCOM, Inc. The assets acquired were part of MPR Teltech's operating unit commonly known as the Special Services Network division ("SSN"). The Company and its Canadian subsidiary, ADA-Canada, acquired the assets for $4,200,000 million in cash and 150,000 shares of the Company's common stock, and incurred approximately $200,000 in related costs. SSN was an operations systems software development group with expertise in development of network management systems for public carriers. SSN developed operations systems software primarily for Northern Telecom ("Nortel"). SSN has become part of ADA-Canada and will develop network performance management operations systems software products for the Company and its customers, including Nortel. The transaction, which was accounted for as a purchase, included the acquisition of in-process research and development valued at approximately $2,100,000, property and equipment valued at approximately $900,000 and goodwill and know-how valued at approximately $2,588,000. The Company recorded a one-time charge in the third quarter of 1996 for the $2,100,000 associated with purchased research and development costs.

                                       F-21
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

14.     ACQUISITIONS, CONTINUED:

        In June 1997, the Company acquired an exclusive worldwide license to Nortel's Digital Support System II(TM) ("DSSII") operations system software product, subject to certain residual rights retained by Nortel. The Company acquired the license and certain assets related to the DSSII product for an amount of $3,100,000, $2,232,000 of which was paid in cash and the remainder of which is payable in cash and/or stock at the Company's option on January 15, 1998. The Company recorded a charge of approximately $1,578,000 for purchased research and development associated with the acquisition of the license and the assets. As part of the transaction, the Company also issued Nortel a warrant to purchase 150,000 shares of the Company common stock at an exercise price of $12 per share. The warrant has a three year term.

        The following condensed pro forma results of operations information has been presented to give effect to the acquisitions as if such transactions had occurred at the beginning of each of the periods presented. The historical results of operations have been adjusted to reflect additional depreciation and amortization expense based upon the value allocated to assets acquired in the purchases. The pro forma results of operations information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor is it necessarily indicative of future operating results.

                            CONDENSED PRO FORMA RESULTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                        (UNAUDITED)

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                  1996          1997
                                                                  ----          ----
                Revenue                                          $29,660      $34,050
                Net loss                                         ( 7,474)      (4,283)
                Net loss per share, basic and diluted               (.61)        (.34)
                Weighted average shares used in computation       12,165       12,605

        Sales to Canadian customers, generated from both the Company's United States and Canadian operations in fiscal 1996 and 1997 were approximately $4,351,000 and $9,861,000, respectively. The identifiable assets of the Company's operations at December 31, 1996 and 1997 were approximately $970,000 and $1,997,000, respectively.

                                       F-22
Continued

                      APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                                    ----------

15.     EARNINGS PER SHARE ("EPS") DISCLOSURES:

        In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (dollars in thousands, except per share amounts).

                                                                YEAR ENDED DECEMBER 31
                                                                ----------------------
                                                            1995        1996         1997
                                                            ----        ----         ----
               Numerator - basic and diluted EPS:
                Net income (loss)                         $   759      $(7,120)     $(4,283)

               Denominator - basic and diluted EPS:
                Weighted average common stock
                   outstanding                             11,899       12,255       12,605
                                                          -------      -------      -------
               Basic and diluted earnings per share         $.06        $(.59)       $(.34)
                                                            ----        -----        ------
                                                            ----        -----        ------

                                                                     SCHEDULE II

                  APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                   ----------

                                                                 BALANCE AT
                                                                  BEGINNING                                             BALANCE AT
              DESCRIPTION                          YEAR            OF YEAR         ADDITIONS       DEDUCTIONS          END OF YEAR
              -----------                          ----            -------         ---------       ----------          -----------
Allowance for doubtful accounts                    1995          $  50,000         $    -          $     -             $  50,000
                                                   1996             50,000              -                -                50,000
                                                   1997             50,000              -                -                50,000

Inventory reserve                                  1995            434,617          150,000          (47,055)            537,562
                                                   1996            537,562              -            (68,092)            469,470
                                                   1997            469,470          312,496         (211,966)            570,000