Form 10-K/A
period 1997-12-31
APPLIED DIGITAL ACCESS INC
filed 1998-04-16
CIK 919048

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                    FORM 10-K/A

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

                9855 SCRANTON ROAD, SAN DIEGO, CALIFORNIA 92121
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)
        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (619) 623-2200

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

           COMMON STOCK, $0.001 PAR VALUE           (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1998 as reported on the Nasdaq National Market, was approximately $58,670,158. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements are set forth on pages F-1 through F-25 of this Amendment to the Company's Annual Report on Form 10K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)                     1.   FINANCIAL STATEMENTS

     The following financial statements of the Company are included on pages F-1 through F-25 of this Annual Report on Form 10-K:

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

                                       6


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
                 Company and Sorrento Tech Associates.

      10.19(4)   Purchase Agreement for Telecommunications Products and Related Services
                 between Southwestern Bell Telephone Company and the Company, dated


     EXHIBIT                                                                                           PAGE
     NUMBER                                                                                           NUMBER
     ------                                                                                           ------
                 September 8, 1995 (with certain confidential portions omitted)                         --

     +10.20(6)   Applied Digital Access, Inc. 1994 Stock Option/Stock Issuance Plan, as                 --
                 amended.

      10.21(8)   Master Agreement between Northern Telcom, Ltd. and Applied Digital Access,             --
                 Inc. dated July 16, 1996.

      10.22(8)   Stock Purchase Agreement between Applied Digital Access, Inc. and MPR                  --
                 Teltech, Ltd. dated July 16, 1996.

      10.23(8)   License Agreement between Northern Telcom, Ltd. and Applied Digital                    --
                 Access, Inc. dated July 16, 1996

      10.24(8)   Second Amendment to Lease between Sorrento Tech Associates and Applied                --
                 Digital Access, Inc. dated August 8, 1996.

      10.25(8)   Lease Agreement between Rose Hulman Institute of Technology, through its              --
                 authorized leasing agent, Ragle and Company, and Applied Digital Access,
                 Inc. dated September 15, 1996.

      10.26(9)   Sublease agreement between the Company and ENOVA Corporation dated                    --
                 December 9, 1996.

      10.27(9)   First Amendment to Sublease between the Company and ENOVA Corporation                 --
                 dated January 24, 1997.

      10.28(9)   Office Lease Agreement between 2725321 Canada Inc. and Applied Digital                --
                 Access - Canada, Inc. dated January 1, 1997.

      10.29(10)  License Agreement between Northern Telecom, Ltd. and the Company dated                --
                 as of January 24, 1997.

      10.30(11)  License Agreement between Northern Telecom, Ltd. and the Company dated                --
                 as of June 27, 1997 (with certain confidential portions omitted).

      10.31(11)  Applied Digital Access, Inc. 1997 Registration Rights Agreement between the           --
                 Company and Northern Telecom, Ltd. dated as of June 27, 1997.

      10.32(11)  Stock and Warrant Purchase Agreement between the Company and Northern                 --
                 Telecom, Ltd. dated as of June 27, 1997.

      10.33(11)  Master Purchase Agreement between MCI Telecommunications Corporation                  --
                 and the Company dated June 16, 1997 (with certain confidential portions omitted).

      10.34(11)  Master Agreement between Northern Telecom, Ltd. and the Company dated as              --
                 of June 26, 1997 (with certain confidential portions omitted).

      10.35(12)  Joint Development Agreement between Northern Telecom, Inc. and the                    --
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

     +10.36(15)  Applied Digital Access, Inc. Amended and Restated 1996 Non-qualified Stock
                 Option Plan


     EXHIBIT                                                                                           PAGE
     NUMBER                                                                                           NUMBER
     ------                                                                                           ------

    +10.37(15)   Amended and Restated 1996 Non-qualified Stock Option Plan Form of Stock
                 Option Agreement.

    +10.38(16)   Severance Agreement dated March 24, 1995 by and between the Company and
                 Donald J. O'Connor.

    +10.39(16)    Severance Agreement dated March 12, 1997 by and between the Company and
                 Steven F.X. Murphy.

     10.40(16)   Lease Agreement between Campbell Creek, Ltd. and the Company dated as of
                 October 1, 1997.

     10.41(16)   First Amendment to Lease Agreement between Campbell Creek, Ltd. and the
                 Company dated as of January 22, 1998.

     10.42(16)   Second Amendment to Sublease between the Company and ENOVA
                 Corporation dated December 31, 1997.

    +10.43(16)   Form of Indemnification Agreements between the Company and each of its directors.

    +10.44(16)   Form of Indemnification Agreements between the Company and each of its officers.

    +10.45(16)   Applied Digital Access, Inc. 1994 Employee Stock Purchase Plan, as amended.

    +10.46(16)   Management Team Incentive Compensation Plan, as amended.

     23.1        Consent of Independent Accountants.

     24.1(16)    Power of Attorney

     27.1(16)    Financial Data Schedule.

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

                                       9

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


         (12)     Incorporated by reference to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1997
                  (File No. 0-23698).

         (13)     Incorporated by reference to the Company's Current Report on Form 8-K dated December 23,
                  1997(File No. 0-23698).

         (14)     Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 12, 1998
                  (File No. 0-23698).

         (15)     Incorporated by reference to the Company's Registration
                  Statement on Form S-8 (File No. 333- 48105).

         (16) Incorporated by reference to the Company's Annual Report on Form 10-K dated March 31, 1998 (File No. 0-23698).

                                       10

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Company's report on Form 10K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    APPLIED DIGITAL ACCESS, INC.

Date:  March 30, 1998                By:       /s/ PETER P. SAVAGE
                                         -------------------------------------
                                                   Peter P. Savage
                                         President and Chief Executive Officer

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

       REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

                         DECEMBER 31, 1995, 1996 AND 1997

                  APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
1.   CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Accountants ................................  F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1997......  F-3

     Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1996 and 1997..................................  F-4

     Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1995, 1996 and 1997..................................  F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996 and 1997..................................  F-6

     Notes to Consolidated Financial Statements........................  F-7


2.   FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts for the
     Years Ended December 31, 1995, 1996 and 1997......................  F-25

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

COOPERS & LYBRAND L.L.P.

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

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      UNREALIZED
                                                         ADDITIONAL      GAIN
                                              COMMON      PAID-IN     (LOSS) ON        DEFERRED    ACCUMULATED
                                              STOCK       CAPITAL     INVESTMENTS    COMPENSATION    DEFICIT        TOTAL
                                              -----       -------     -----------    ------------    -------        -----
                                                                     (DOLLARS IN THOUSANDS)
Balance, January 1, 1995....................  $48,281     $2,492        $(436)          $(153)      $ (6,410)      $43,774

Exercise of stock options and warrants
for 261,662 shares of common stock..........       76        -            -                -              -             76

Issuance of 62,493 shares of common
stock under stock purchase plan.............      643        -            -                -              -            643

Unrealized gain on investments..............      -          -            583              -              -            583

Amortization of deferred compensation
related to stock options....................      -          -            -                52             -             52

Net income .................................      -          -            -                -             759           759
                                              -------     ------       ------            -----        --------      -------
Balance, December 31, 1995..................   49,000      2,492          147            (101)        (5,651)       45,887

Exercise of stock options for 149,261
shares of common stock......................      115        -            -                -              -            115

Issuance of 56,857 shares of common
stock under stock purchase plan.............      428        -            -                -              -            428

Unrealized loss on investments..............      -          -           (122)             -              -           (122)

Amortization of deferred compensation
related to stock options....................      -          -            -                51             -             51

Issuance of 150,000 shares of common
stock in connection with acquisition........    1,088        -            -                -              -          1,088

Net loss ...................................      -          -            -                -           (7,120)      (7,120)
                                              -------     ------       ------            -----       --------       -------

Balance, December 31, 1996..................   50,631      2,492           25             (50)       (12,771)        40,327

Exercise of stock options for 221,235
shares of common stock......................      381        -            -                -              -             381

Issuance of 128,513 shares of common
stock under stock purchase plan.............      598        -            -                -              -             598

Unrealized gain on investments..............      -          -             59              -              -              59

Amortization of deferred compensation
related to stock options....................      -          -            -                50             -              50

Net loss ...................................      -          -            -                -           (4,283)       (4,283)
                                              -------     ------       ------            -----       --------       -------
Balance, December 31, 1997..................  $51,610     $2,492       $   84            $ -         $(17,054)      $37,132
                                              -------     ------       ------            -----       --------       -------
                                              -------     ------       ------            -----       --------       -------

     The accompanying notes are an integral part of the financial statements.

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       ------------------------
                                                                                   1995           1996         1997
                                                                                   ----           ----         ----
                                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss).........................................................   $    759         $(7,120)     $(4,283)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
           In-process research and development related to acquisitions........        -             3,286        1,578
           Depreciation and amortization......................................        904           1,819        3,089
           Amortization of discount or premium on investments.................        119              95         (119)
           Amortization of deferred compensation..............................         52              51           50
           Change in accounts receivable and inventory reserves...............        103             (68)         101
           Changes in operating assets and liabilities:
               Accounts receivable............................................     (2,792)         (1,440)      (6,183)
               Inventory......................................................     (2,232)           (723)       1,403
               Prepaid expenses and other current assets......................       (327)            207       (2,686)
               Accounts payable...............................................       (440)            300        1,358
               Accrued expenses...............................................       (515)            648        1,355
               Accrued warranty ..............................................        (15)             93          (75)
               Deferred revenue...............................................        -               587          884
                                                                                   ------          ------       ------
                  Net cash used by operating activities.......................     (4,384)         (2,265)      (3,528)
                                                                                   ------          ------       ------
Cash flows from investing activities:
    Purchases of investments..................................................    (33,863)        (20,923)     (18,517)
    Maturities of investments.................................................     38,595          30,923       29,792
    Purchases of property and equipment.......................................     (1,948)         (1,709)      (2,432)
    Purchase costs related to asset acquisitions..............................        -            (6,356)      (3,382)
    Purchase of license agreement.............................................        -              (350)          -
                                                                                   ------          ------       ------
                  Net cash provided by investing activities...................      2,784           1,585        5,461
                                                                                   ------          ------       ------
Cash flows from financing activities:
    Principal payments on obligations under capital leases....................       (126)            (32)         (16)
    Proceeds from exercise of stock options and warrants......................         76             115          381
    Proceeds from issuance of common stock, net of  costs.....................        643             428          598
                                                                                   ------          ------       ------
                  Net cash provided by financing activities...................        593             511          963
                                                                                   ------          ------       ------
                  Net increase (decrease) in cash and cash equivalents........     (1,007)           (169)       2,896

Cash and cash equivalents at beginning of year................................      2,680           1,673        1,504
                                                                                   ------          ------       ------
           Cash and cash equivalents at end of year...........................     $1,673          $1,504       $4,400
                                                                                   ------          ------       ------
                                                                                   ------          ------       ------

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

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

3.   STATEMENTS OF CASH FLOWS:

        Non-cash investing and financing activities for the years ended December 31, 1995, 1996 and 1997 are as follows:


                                                        1995        1996         1997
                                                        ----        ----         ----
                                                           (DOLLARS IN THOUSANDS)

Issuance of stock in connection with acquisition........  $  -       $1,088        $  -


         Cash payments for interest and income taxes for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                   1995        1996         1997
                                                   ----        ----         ----
                                                      (DOLLARS IN THOUSANDS)
        Interest ................................  $ 13         $ 7        $  4
        Income taxes.............................    506           -         229


4.   INVESTMENTS:

        Marketable securities at December 31, 1996 and 1997 consist of obligations of the U.S. Government and its agencies and are
        summarized   as follows:


                                                         1996        1997
                                                         ----        ----
                                                       (DOLLARS IN THOUSANDS)
        Cost.........................................  $19,936      $8,767
        Gross unrealized gains.......................       57          31
        Gross unrealized losses......................      (36)        (19)
                                                       -------      ------
             Estimated fair value....................  $19,957      $8,779
                                                       -------      ------
                                                       -------      ------

5.   INVENTORY:

        Inventory at December 31, 1996 and 1997 consists of the following:

                                                          1996        1997
                                                          ----        ----
                                                        (DOLLARS IN THOUSANDS)
        Raw materials................................   $4,211       $3,419
        Work-in-process..............................    2,558        2,223
        Finished goods...............................    1,063          787
                                                        ------       ------
                                                         7,832        6,429
        Less inventory reserve.......................     (469)        (570)
                                                        ------       ------
                                                        $7,363       $5,859
                                                        ------       ------
                                                        ------       ------

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

6.   PROPERTY AND EQUIPMENT:

        Property and equipment at December 31, 1996 and 1997 consists of the following:

                                                            1996              1997
                                                             ----              ----
                                                            (DOLLARS IN THOUSANDS)
         Computers........................................   $  4,254        $ 5,655
         Machinery, furniture and equipment...............      3,614          4,782
         Purchased computer software......................        894          1,371
         Leasehold improvements...........................        766            911
                                                             --------        -------
                                                                9,528         12,719
         Less accumulated depreciation and amortization...     (4,592)        (6,554)
                                                             --------        -------
                                                             $  4,936        $ 6,165
                                                             --------        -------
                                                             --------        -------

        Property and equipment acquired under capital leases totaled approximately $216,000 at December 31, 1996 and 1997. Accumulated amortization related to assets under capital leases totaled approximately $106,000 and $140,000 as of December 31, 1996 and 1997 respectively.

7.     INTANGIBLE ASSETS:

        Intangible assets at December 31,1996 and 1997 consist of the following:

                                                            1996           1997
                                                            ----           ----
                                                            (DOLLARS IN THOUSANDS)
                Goodwill and know-how......................  $2,588       $ 3,619
                Purchased technology, customer contracts...     337           337
                License agreement..........................     350           350
                                                             ------       -------
                                                              3,275         4,306
              Less accumulated amortization................    (452)       (1,484)
                                                             ------       -------
                                                             $2,823        $2,822
                                                             ------       -------
                                                             ------       -------


                 APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

 8.     ACCRUED EXPENSES:

        Accrued expenses at December 31, 1996 and 1997 consist of the following:

                                                   1996                1997
                                                   ----                ----
                                                    (DOLLARS IN THOUSANDS)
        Accrued payroll and related costs        $  443               $  902
        Income taxes                                444                  388
        Accrued vacation                            431                  583
        Other                                       173                  973
                                                 ------               ------
                                                 $1,491               $2,846
                                                 ------               ------
                                                 ------               ------

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
                                                                       ----
                                                                       $ 15
                                                                       ----
                                                                       ----

                 APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

 9.     COMMITMENTS AND CONTINGENCY:

        PURCHASE COMMITMENTS

           At December 31, 1996 and 1997, the Company has open purchase commitments of approximately $3,731,000 and $4,413,000 respectively, which include approximately $2,264,000 and $1,938,000 of cancelable purchase ocmmitments.

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

                 APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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


        FIXED STOCK OPTION PLANS

           In May 1996, the Company adopted the 1996 Non-Qualified Stock Option Plan (the "1996 Plan"). The 1996 Plan does not affect the 1994 Plan described below. Under the 1996 Plan, the Company is authorized to issue 650,000 shares of common stock. The 1996 Plan is intended to promote the interests of the Company or its parents or subsidiary corporations. Under the 1996 Plan, eligible individuals may be granted options to purchase shares of the Company's common stock at not less than 85% of the fair market value of such shares on the date of grant. Such options shall be exercisable in one or more installments as specified in the Notice of Grant and have a maximum term of 10 years. Persons eligible to receive stock options under the 1996 Plan are key employees of the Company other than officers who are responsible for the growth and financial success of the Company and consultants and other independent contractors who provide valuable services to the Company.

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

                 APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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

           The following table summarizes stock option transactions for each of the three years in the period ended December 31, 1997:

                                                        1994 AND 1996 PLANS                     OTHER
                                                     -------------------------           -------------------
                                                                      WEIGHTED                      WEIGHTED
                                                                       AVERAGE                       AVERAGE
                                                                      EXERCISE                      EXERCISE
                                                     SHARES             PRICE             SHARES      PRICE
                                                     ------             -----             ------      -----
              Outstanding at
                 January 1, 1995                    1,439,744          $4.22                27,587      $.14
                     Granted                          737,025         $12.30                   -          -
                     Exercised                       (205,068)          $.35               (10,500)     $.14
                     Canceled                        (300,392)        $18.30                   -          -
                                                    ---------                              -------
              Outstanding at
                 December 31, 1995                  1,671,309          $5.63                17,087      $.14
                     Granted                          874,887          $9.01                   -         -
                     Exercised                       (149,261)          $.77                   -         -
                     Canceled                        (598,732)        $18.30                   -         -
                                                    ---------                              -------
              Outstanding at
                 December 31, 1996                  1,798,203          $5.54                17,087      $.14
                     Granted                        1,422,039          $6.58                   -          -
                     Exercised                       (252,313)         $6.34                   -          -
                     Canceled                        (317,071)         $7.65                   -
                                                    ---------                              -------
               Outstanding at
                 December 31, 1997                  2,650,858          $6.20                17,087      $.14
                                                    ---------                              -------
                                                    ---------                              -------

                 APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

10.     SHAREHOLDERS' EQUITY, CONTINUED:

           The range of exercise prices of stock options outstanding at December 31, 1997 is as follows:

                                          OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                          -----------------------------------------------------           --------------------------
                                             WEIGHTED                 WEIGHTED                              WEIGHTED
          RANGE OF                           AVERAGE                  AVERAGE                               AVERAGE
          EXERCISE          NUMBER           REMAINING                EXERCISE                NUMBER        EXERCISE
           PRICES         OUTSTANDING   CONTRACTUAL LIFE               PRICE               EXERCISABLE       PRICE
           ------         -----------   ----------------               -----               -----------      --------
        $.14 - $1.05        544,785           4.60                    $  .30                544,785          $   .30
        $2.80 - $6.44       568,613           9.40                      6.06                 30,707             5.70
        $6.50 - $6.63       320,543           8.56                      6.51                 65,811             6.51
        $6.88               533,721           9.12                      6.88                143,244             6.88
        $7.00 - $16.13      700,283           8.26                     10.09                417,912            10.25
                          ---------           ----                    ------              ---------           ------
        $.14 - $16.13     2,667,945           7.97                    $ 6.16              1,202,459           $ 5.02
                          ---------           ----                    ------              ---------           ------
                          ---------           ----                    ------              ---------           ------


           At December 31, 1996 and 1997,  1,191,381 and 339,959 shares, respectively, are available for granting of options under the 1994 and 1996 Plans.

        STOCK PURCHASE PLAN

           The Amended 1994 Employee Stock Purchase Plan, originally adopted in February 1994 (the "Stock Purchase Plan"), authorizes the Company to issue up to 300,000 shares of common stock to participating employees. The Stock Purchase Plan is intended to provide qualifying employees with the opportunity to acquire an interest in the Company by accumulating amounts for the employees' account through payroll deductions and the periodic application of such amounts to the purchase of shares of the Company's common stock. Under the terms of the Stock Purchase Plan, qualified employees can choose each year to have up to 15% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock will be equal to 85% of the lower fairmarket value of the common stock on (i) the commencement date of the offering period or (ii) the purchase date. The Stock Purchase Plan terminates on December 31, 2003. Under the Stock Purchase Plan, the Company sold 56,857 and 97,413 shares to employees in 1996 and 1997, respectively. There are 31,102 shares of common stock available for purchase under the Stock Purchase Plan at December 31, 1997.

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

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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

                    APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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

                 APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

                 APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

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

                  CONDENSED PRO FORMA RESULTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                          1996          1997
                                                          ----          ----
      Revenue ......................................   $29,660      $34,050
      Net loss .....................................   ( 7,474)      (4,283)
      Net loss per share, basic and diluted.........      (.61)        (.34)
      Weighted average shares used in computation...    12,165       12,605

           Sales to Canadian customers, generated from both the Company's United States and Canadian operations in fiscal 1996 and 1997 were approximately $4,351,000 and $9,861,000, respectively. The identifiable assets of the Company's operations at December 31, 1996 and 1997 were approximately
$970,000 and $1,997,000, respectively.

                 APPLIED DIGITAL ACCESS, INC. AND SUBSIDIARY

15.     EARNINGS PER SHARE ("EPS") DISCLOSURES:

           In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (dollars in thousands, except per share amounts).


                                                      YEAR ENDED DECEMBER 31
                                                      ----------------------
                                               1995        1996         1997
                                               ----        ----         ----
Numerator - basic and diluted EPS:
 Net income (loss).......................  $   759      $(7,120)     $(4,283)
Denominator - basic and diluted EPS:
 Weighted average common stock
    outstanding..........................   11,899       12,255       12,605
                                           -------      -------      -------
Basic and diluted earnings per share.....     $.06        $(.59)       $(.34)
                                             ----        -----        ------
                                             ----        -----        ------

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

                                      F-25