Form 10-Q
period 1998-03-31
APPLIED DIGITAL ACCESS INC
filed 1998-05-15
CIK 919048

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

There were 12,674,294 shares of the registrant's Common Stock, $0.001 par value, outstanding on April 30, 1998.

                           APPLIED DIGITAL ACCESS, INC.

                                 INDEX TO FORM 10-Q



                                                                                               PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
          March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .       3

          Condensed Consolidated Statement of Operations for the
          three months ended March 31, 1998 and March 31, 1997 . . . . . . . . . . . . . .       4

          Condensed Consolidated Statement of Cash Flows for the three
          months ended March 31, 1998 and March 31, 1997 . . . . . . . . . . . . . . . . .       5

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .     6 - 7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .     8 -10

          Risks and Uncertainties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . .       16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . .       17

Item 4.   Submission of Matters to a Vote of  Security Holders . . . . . . . . . . . . . .       17

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .       17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

                                       PART I

                               FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            APPLIED DIGITAL ACCESS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,          DECEMBER 31,
                                                          1998                 1997
                                                        ---------          ------------
                                                       (UNAUDITED)
                                                            (DOLLARS IN THOUSANDS)
 ASSETS
 Current assets:
   Cash and cash equivalents                            $ 3,291               $ 4,400
   Investments - current                                  9,320                 8,779
   Accounts receivable, net                               9,132                12,981
   Inventory, net                                         5,345                 5,859
   Deferred income taxes                                    130                   130
   Prepaid expenses and other current assets              3,611                 3,775
                                                       ---------              --------

     Total current assets                                30,829                35,924

 Property and equipment, net                              6,216                 6,165
 Deferred income taxes                                    2,538                 1,372
 Other, net                                               1,372                 2,822
                                                       ---------              --------
                                                        $40,955               $46,283
                                                       ---------              --------
                                                       ---------              --------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                     $ 4,334               $ 3,478
   Accrued expenses                                       1,281                 2,864
   Accrued warranty                                       1,318                 1,323
   Deferred revenue                                       1,695                 1,471
                                                       ---------              --------

       Total current liabilities                          8,628                 9,136

   Obligations under capital leases, net
     of current portion                                      10                    15
                                                       ---------              --------
       Total liabilities                                  8,638                 9,151

 Shareholders' equity:
   Preferred stock, $0.001 par value, 7,500,000
     shares authorized, no shares issued                   -                     -
   Common stock, $0.001 par value,
     30,000,000 shares authorized, 12,671,267
     and 12,605,082 shares issued and outstanding
     at March 31, 1998 and December 31, 1997,
     respectively                                        51,894                51,610
   Additional paid-in capital                             2,519                 2,492
   Unrealized gain on investments                           166                    84
   Accumulated deficit                                  (22,262)              (17,054)
                                                       ---------              --------
       Total shareholders' equity                        32,317                37,132
                                                       ---------              --------
                                                        $40,955               $46,283
                                                       ---------              --------
                                                       ---------              --------

    The accompanying notes are an integral part of the consolidated financial statements.

                            APPLIED DIGITAL ACCESS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                            -----------------------------
                                                1997            1998
                                            ------------     ------------
                                             (AMOUNTS IN THOUSANDS EXCEPT
                                                    PER SHARE AMOUNT)

Revenue                                      $5,272           $6,388
Cost of revenue                               3,664            3,211
                                            ---------        ---------

Gross profit                                  1,608            3,177

Operating expenses:
  Research and development                    3,544            2,001
  Sales and marketing                         2,280            1,458
  General and administrative                  1,119            1,355
                                            ---------        ---------

Total operating expenses                      6,943            4,814
                                            ---------        ---------

Operating loss                               (5,335)          (1,637)

Interest income                                 175              243
Other income (expense), net                     (11)              (4)
                                            ---------        ---------

Loss before income taxes                     (5,171)          (1,398)

Provision for income taxes                       37               51
                                            ---------        ---------
Net loss                                    ($5,208)         ($1,449)
                                            ---------        ---------
Net loss per basic and diluted share         ($0.41)          ($0.12)
                                            ---------        ---------
                                            ---------        ---------
Number of shares used in per share
  computations                               12,624           12,310

Comprehensive Loss                          ($5,127)         ($1,465)
                                           ---------         --------
                                           ---------         --------

The accompanying notes are an integral part of the consolidated financial statements.

                          APPLIED DIGITAL ACCESS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                -----------------------------
                                                    1998            1997
                                                ------------     ------------
                                                     (DOLLARS IN THOUSANDS)

 Cash flows from operating activities:
   Net loss                                     ($5,208)         ($1,449)
   Adjustments to reconcile net loss to net
     cash provided (used) by operating
     activities:
       Depreciation and amortization                918              661
       Other                                         17               51
 Changes in assets and liabilities:
   Accounts receivable                            3,849              645
   Inventory                                        514              240
   Prepaid expenses and other current               164               80
     assets
   Accounts payable                                 856              145
   Accrued expenses                              (1,584)            (251)
   Accrued warranty                                  (5)              (5)
   Deferred revenue                                 224              (91)
                                                --------         --------

   Net cash provided (used) by operating
     activities:                                   (255)              26
                                                --------         --------
 Cash flows from investing activities:
   Purchases of investments                      (3,413)          (6,789)
   Maturities of investments                      2,935            6,944
   Purchases of property and equipment             (684)            (249)
                                                --------         --------
   Net cash used by investing activities         (1,162)             (94)

 Cash flows from financing activities:
   Principal payments on capital leases             (4)               (3)
   Proceeds from the issuance of common
     stock under stock option plans                 312              298
                                                --------         --------
  Net cash provided by financing activities         308              295
                                                --------         --------
  Net increase (decrease) in cash and            (1,109)             227
    cash equivalents

  Cash and cash equivalents, beginning of         4,400            1,504
    period
                                                --------         --------
  Cash and cash equivalents, end of period       $3,291           $1,731
                                                --------         --------
                                                --------         --------

 The accompanying notes are an integral part of the consolidated financial statements.

                            APPLIED DIGITAL ACCESS, INC.

                Notes to Condensed Consolidated Financial Statements
                                   March 31, 1998
                                    (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Applied Digital Access, Inc. (the "Company" or "ADA") and its wholly owned subsidiary: Applied Digital Access - Canada, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks and Uncertainties, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC.

2.   New Accounting Pronouncements

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income are foreign currency gains/losses and unrealized gains/losses on securities and have been included in the calculation of comprehensive income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards, "Financial Reporting of Segments of a Business Enterprise" ("SFAS 14"). SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segments information. This statement is effective for fiscal years beginning after December 15, 1997. This statement's interim reporting disclosures are not required until the first quarter immediately subsequent to the fiscal year in which SFAS 131 is effective.

3.   Inventory

     Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:

                                       MARCH 31, 1998          DECEMBER 31, 1997
                                       --------------          -----------------
                                                (DOLLARS IN THOUSANDS)

         Raw materials                     $2,855                    $3,419
         Work-in-process                    2,220                     2,223
         Finished goods                       716                       787
                                           -------                   -------
                                            5,791                     6,429
         Less inventory reserve              (446)                     (570)
                                           -------                   -------
                                           $5,345                    $5,859
                                           -------                   -------
                                           -------                   -------

                                       6

4.   Per Share Information

     The Company has adopted the provisions of SFAS No. 128, EARNINGS PER SHARE, effective December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted") method and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with SFAS No. 128.

     In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (dollars in thousands, except per share amounts).

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                             1998                 1997
                                                           --------             --------
            Numerator - basic and diluted EPS:
              Net loss                                     $(5,208)            $(1,449)

            Denominator - basis and diluted EPS:
              Weighted average common stock outstanding     12,624              12,310

            Basic and diluted earnings per share           $ (0.41)            $ (0.12)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS. STATEMENTS WHICH USE THE WORDS "OBJECTIVE," "SEEK," "INTEND," "WILL," "ANTICIPATE," "CAN," "CONTINUE," AND "EXPECT" ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING (I) PLANS FOR DEVELOPMENT OR ACQUISITION OF NEW PRODUCTS OR ENHANCEMENT OF EXISTING PRODUCTS, (II) STRATEGY AND (III) EXPANDED SALES AND MARKETING EFFORTS, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISKS AND UNCERTAINTIES."

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

OVERVIEW

ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' ("TSP") networks. ADA's products are designed to enable TSPs to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services. ADA has positioned its business to assist TSPs in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as circuit
provisioning,   network configuration management, network performance
management, circuit testing, and traffic management of the public switched network. ADA has addressed the industry demand for network management products with a three-faceted approach: (1) network systems that provide testing and performance monitoring functions as well as selected transport functions; (2) network management software that enables TSPs to manage their network operations; and (3) services that are customized to meet the evolving needs of our TSP market. The Company has two business units: the Network Systems business unit and the Network Management business unit. The business units are the result of the evolution of the Company from a single product line to multiple product lines. The Network Systems business unit is built around the Company's test and performance management products and services, including its T3AS Test and Performance Monitoring System ("T3AS"), Centralized Test System ("CTS"), Remote Module, a DS1 network interface unit ("NIU"), and Protocol Analysis Access System ("PAAS"). The Network Management business unit focuses on Operations Systems ("OS") software products, including .Provisioner, Test OS, Graphical Test Assistant ("GTA"), Sectionalizer, Fault Management System ("FMS"), Traffic Data Collection and Engineering System ("TDC&E"), and OS design services.

RESULTS OF OPERATIONS

Revenue totaled $5,272,000 for the three months ended March 31, 1998, a 17% decrease from revenue of $6,388,000 for the three months ended March 31, 1997. The decrease was primarily due to decreased revenue from the Company's network management OS design services. Revenue from network management OS software products and services totaled $2,155,000 for the quarter ended March 31, 1998, a 41% decrease from $3,629,000 in the same prior year period. The decrease resulted from decreased sales of the Company's OS design services to Northern Telecom, Ltd. ("Northern Telecom") partially offset by increased sales of the Company's . Provisioner and Test OS software products. The Company acquired an exclusive license to Northern Telecom's DSS II software product in June 1997. The Company markets and supports the DSS II product and technology under the new name . Provisioner. Prior to the acquisition, the Company provided OS design services to Northern Telecom that supported the DSS II product. As a result of the acquisition, the Company's OS design services business supporting DSS II shifted to a product based business. Unlike revenue from OS design services which is recognized as the service is performed, revenue from OS software product sales requires the satisfaction of specific delivery and acceptance criteria prior to revenue recognition.
As a result, the Company has experienced and may in the future continue to experience increased quarterly revenue fluctuations that could have a material adverse affect on the Company's business, operating results and financial condition. The decrease in network management OS software products and services revenue was partially offset by an increase in network systems test and performance management products and services revenue. Revenue from the Company's network systems test and performance management products totaled $3,117,000 for the quarter ended March 31, 1998, a 13% increase from $2,759,000 in the same quarter a year ago. The net increase was primarily the result of increased sales of the Company's Remote Module product largely offset by decreased sales of the Company's T3AS systems. The Company believes that revenue in the first quarter of 1998 was also negatively impacted by customer order delays resulting from prolonged contract negotiations with a current RBOC customer and seasonality of booking patterns in the telecommunications industry that typically result in decreased orders in calendar first quarter. There can be no assurance that customer order delays and seasonal factors will not continue in the future, each of which could have a material adverse effect on the Company's business, operating results and financial condition. SEE "RISKS AND UNCERTAINTIES -- FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; HISTORY OF LOSSES" AND "-- CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS."

Gross profit totaled $1,608,000 for the three months ended March 31, 1998, a decrease of 49% from $3,177,000 in the first quarter of 1997. Gross profit as a percent of revenue was 31% for the three months ended March 31, 1998 compared to 50% for the three months ended March 31, 1997. The decrease in gross profit was the result of decreased revenue, a product mix weighted toward the Company's Remote Module NIU and CTS products which carry lower gross profit margins than T3AS systems, and the impact of a $378,000 one-time inventory obsolescence charge in the first quarter of 1998. The highly competitive NIU and CTS markets are subject to severe pricing pressures which have contributed to significantly lower overall gross profits on these products. In addition, the Company's relatively fixed manufacturing overhead costs allocated over lower revenue levels in the first quarter of 1998 resulted in lower overall gross profit levels. The decrease in gross profit as a percent of revenue resulted from the factors discussed above partially offset by an increase in gross profit as a percent of revenue due to a shift in the majority of the Company's OS design services business to an OS software product-based business. As a result of the
 .Provisioner (formerly DSS II) license acquisition from Northern Telecom, a majority of engineering labor previously associated with OS design services revenue shifted from the cost of revenue line to research and development operating expenses supporting OS software product development. There can be no assurance that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressure in the telecommunication network management market, fluctuations in quarterly order bookings and revenue, new product introductions by the Company or its competitors, potential inventory obsolesce and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material cost, disruptions in sources of supply, regulatory changes, capital spending, and changes in general economic conditions.

Research and development expenses totaled $3,544,000 for the three months ended March 31, 1998, a 77% increase from $2,001,000 for the three months ended March 31, 1997. The majority of the increase was due to the shift in engineering labor from cost of revenue to research and development operating expenses as a result of the .Provisioner license acquisition discussed above in the gross profit analysis and the addition of research and development personnel to support the Joint Development Agreement ("JDA") with Northern Telecom, Inc. ("Nortel"). In September 1997, the Company entered into the JDA with Nortel to develop unique synchronous optical network ("SONET") products for the telecommunications industry. Nortel and ADA both contribute technology and development resources to projects conducted under the JDA and equally share the development costs. For the quarter ended March 31, 1998, the Company's research and development expenses include a $700,000 reduction representing Nortel's proportionate share of first quarter 1998 development costs incurred under the initial project being conducted under the JDA. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

Sales and marketing expenses totaled $2,280,000 for the three months ended March 31, 1998, a 56% increase from $1,458,000 for the three months ended March 31, 1997. The majority of the increase is the result of increased staff in sales and marketing to support increased sales and marketing efforts and new customer accounts and increased personnel costs in technical support and marketing to support the shift of a majority of the Company's OS design services business to an OS software product based business. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support both current products and planned product introductions.

General and administrative expenses totaled $1,119,000 for the three months ended March 31, 1998, a 17% decrease from $1,355,000 for the three months ended March 31, 1997. The decrease is due to lower recruiting and consulting costs and a general decrease in administrative expenditures in the first quarter of 1998. The Company expects that general and administrative expenses will increase in absolute dollars in the future as the Company expands its internal networking capabilities to support the integration of its geographically distributed organization.

Interest income totaled $175,000 for the first quarter of 1998, a 28% decrease from $243,000 in the same quarter a year ago. The decrease was the result of a decreased level of cash investments compared to the same period last year.

For the three months ended March 31, 1998 and March 31, 1997, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an annual effective Canadian tax rate of 46%. The Company did not provide for U.S. income taxes for the three months ended March 31, 1998 or March 31, 1997 due to a net loss in both quarters. The Company expects to provide for foreign, federal and state income taxes for 1998 at applicable statutory rates, after giving effect to net operating losses, remaining available net operating loss carryforwards, and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $5,208,000, or $.41 per basic and diluted share, for the three months ended March 31, 1998 compared to a net loss of $1,449,000, or $.12 per basic and diluted share, for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Company had approximately $12,611,000 in cash and investments, compared to $13,179,000 at December 31, 1997, a decrease of $568,000. The decrease in cash and investments was primarily due to net operating losses, an $867,000 payment for the final installment of the DSS II license acquisition from Northern Telecom, and capital equipment purchases.

Working capital decreased approximately 17% or $4,587,000 from $26,788,000 at December 31, 1997 to $22,201,000 at March 31, 1998. The decrease in working capital was primarily the result of net operating losses, the license payment and decreased accounts receivable.

For the three months ended March 31, 1998 the Company's operating activities used $255,000 in cash, primarily the result of a net operating loss in the quarter and the license payment significantly offset by decreases in accounts receivable and inventory, compared to $26,000 provided by operating activities for the three months ended March 31, 1997.

For the three months ended March 31, 1998 cash used for capital expenditures totaled approximately $684,000 compared to $249,000 for the three months ended March 31, 1997. Most of the capital equipment additions were for software tool kits, computer workstations and lab equipment related to the Company's expanded research and development efforts and the Richardson, Texas office moving to a new location. The Company expects the level of capital expenditures will increase in 1998 as a result of investments in research and development projects.

Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations, and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may seek additional capital resources to meet working capital and capital expenditure requirements. Additionally, significant additional capital resources may be required to fund acquisitions of complementary businesses, products or technologies. The Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions or future operations. At present, the Company does not have any agreements or commitments with respect to any such acquisitions.

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

     COMPETITION. Competition in the Company's markets is intense and is characterized by rapidly changing technologies, conformance with evolving industry standards, frequent new product introductions and enhancements, rapid changes in customer requirements, and price-competitive bidding. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new products and features that keep pace with increasing customer requirements. The Company expects competition in its markets to increase from existing competitors and from other companies which may enter the Company's current or future markets. The Company believes the principal competitive factors affecting the market for its network systems test and performance monitoring products are product features, price, conformance with BellCore and other industry transmission standards and specifications, performance and reliability, technical support, and the maintenance of close working relationships with customers. The Company's network systems products, especially CTS and Remote Module, are currently focused in highly competitive market niches. The environment for CTS and Remote Module is fiercely competitive with respect to price, product features, established customer-supplier relationships and conformance with industry standards. The Company believes the current competitors that provide partial solutions to either performance monitoring or testing of the DS3, and the DS1 and DS0 circuits that make up the DS3 circuit, include Hekimian Laboratories, Inc., Telecommunications Techniques Corporation, Anritsu Wiltron Corporation and some of the manufacturers of large transmission equipment and digital cross-connect test and performance monitoring equipment such as Lucent Technologies, Inc. ("Lucent"), Alcatel Data Networks, Ericsson Communication Inc. ("Ericsson"), ADC Telecommunications, and Tellabs, Inc. The Company's Remote Module product addresses the DS1 NIU market in which current competitors include Westell Inc., Teltrend Inc., and Troncom, Inc. Many of these competitors have significantly greater technical, financial, manufacturing, and marketing resources than the Company. In addition, in 1997, ANSI adopted certain of the Company's technology as an industry standard. As a result, the Company is obligated to grant licenses of this technology to third parties, including competitors, on fair and equitable terms and may also face competition from the licensees of its own technology.


     The Company believes there are an increasing number of current competitors in the network management OS market that provide network management OS applications for circuit and services provisioning and services management, testing and test management, fault and alarm management and surveillance, network and circuit performance monitoring and traffic management telecommunications functions. The OS market is characterized by a wide range of companies that have varying degrees of market influence. The nature of the network management OS market is such that improved technologies and tool sets have made the barriers to entry in this market relatively small resulting in fierce competition. The principal competitive factors affecting the Company's network management OS products include product quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality and ease of use. The Company's existing and potential competitors offer a variety of solutions to address network management needs. Competitors include suppliers of standard off-the-shelf products, custom software developers, large telecommunications equipment vendors that offer software applications to manage their own and other suppliers' equipment, such as Lucent, Northern Telecom, Inc., Fujitsu, and Ericsson, hardware and software vendors, including IBM, Sun Microsystems and Hewlett Packard, and providers of specific network management and OS applications, such as BellCore, Objective Systems Integrators, Inc., TCSI Corporation, Architel Systems Corporation and others. Additionally, many of the Company's existing and potential customers continuously evaluate whether they should develop their own network management and OS applications or license them from outside vendors. The Company expects competition in the OS market to increase significantly in the future. Additionally, several of the Company's competitors have long-established relationships with the Company's current and prospective customers which may adversely affect the Company's ability to successfully compete for business with these customers. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

     CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS. The market for the Company's products and services currently consists of the five regional Bell operating companies ("RBOCs"), long distance or "interexchange carriers" ("IXCs"), local exchange carriers ("LECs"), competitive local exchange carriers ("CLECs"), competitive access providers ("CAPs"), Internet service providers ("ISPs"), enterprise networks and other TSPs. Historically, the Company's marketing efforts focused primarily on the RBOCs, which accounted for approximately 99%, 73%, 31%, and 50% of the Company's total revenue in 1995, 1996, 1997, and the first quarter of 1998, respectively. However, the Company's strategy has been to focus its efforts on diversifying its customer base. RBOCs, IXCs and enterprise customers accounted for 31%, 27% and 20% of the Company's total revenue in 1997, and 50%, 29% and 0% of the Company's total revenue for the first quarter in 1998. The increased customer base is primarily a function of the Company's acquisitions in 1996 of Applied Computing Devices, Inc. ("ACD") and the Special Services Network ("SSN") division of MPR Teltech Inc. and the acquisition of the DSS II license from Northern Telecom in 1997. As a result of these acquisitions, the Company added OS related products and services that the Company has been able to market to a wider group of customers. In addition, the Company added a number of TSPs that were new customers to the Company. To date, the OS customers tend to be IXCs, CAPs and enterprise vendors who have not invested in legacy systems from BellCore. While the Company believes its customer base diversification is beneficial to the Company, there can be no assurances that the Company will be able to continue expanding the distribution of its OS and system products and services to additional prospective customers. In addition, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, a delay in deployment of the Company's products or the cancellation, modification or non-renewal of license or maintenance agreements could materially and adversely affect the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and MCI have entered into purchase contracts with the Company. MCI has also entered into license agreements with the Company. Other TSPs purchase the Company's network system products and license OS products under standard purchase orders. Since the RBOC and MCI contracts may be terminated at either the customer's or the Company's convenience, the Company believes that the purchase contracts and license agreements are not materially different than purchasing or licensing under purchase orders. Prior to selling products to RBOCs and certain other TSPs, a vendor must often first undergo a product qualification process with the TSP for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, the five RBOCs, MCI, Worldcomm and several other customers have qualified the Company's products, when required. Any failure on the part of any of the Company's customers to maintain their qualification of the Company's products, failure of any of the TSPs to deploy the Company's products, or any attempt by any of the TSPs to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, work force reductions and staff reassignments by some of the Company's customers have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

     HIGH DEPENDENCE ON TWO PRODUCT LINES. Historically, the majority of the Company's revenue has been derived from the sale of its network systems products and services. However, as a result of acquisitions completed in 1996 and 1997, the Company added additional product lines and derived revenue from a product mix of both network systems products and services and network management OS software products and services. Revenue from network systems products and services, including CTS, T3AS and Remote Module, generated 74%, 50% and 59% of the Company's total revenues in 1996 , 1997 and first quarter of 1998, respectively. Revenue from network management OS products and services, including software design services, .Provisioner, Test OS, TDC&E and FMS, generated 26%, 50% and 41% of the Company's total revenue in 1996, 1997 and first quarter of 1998, respectively. However, there can be no assurance that the Company's future revenues will not be heavily dependent on sales from one of its primary product lines. The Company is investing in the expansion of these two product lines through the enhancement, development and marketing of its Remote Module, CTS, PAAS, T3AS and OS products. Failure by the Company to enhance either its existing products and services or to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

     MANAGEMENT OF CHANGING BUSINESS. As a result of acquisitions in 1996, the Company obtained additional office space and hired additional personnel in both Terre Haute, Indiana and British Columbia, Canada to support the business operations of the new products, services and technologies acquired. The Company continues to face significant management challenges related to the integration of the business operations of the new organizations' personnel, products, services and technologies acquired. In 1996, the Company formed two business units: the Network Systems business unit and the Network Management business unit. The business units are a result of the evolution of the Company from a single product line to multiple product lines. The Network Management business unit focuses on OS software products including .Provisioner, Test OS, GTA, Sectionalizer, FMS, TDC&E, and OS design services. The Network Systems business unit is built around the Company's test and performance management products, including T3AS, CTS, Remote Module and PAAS products. There can be no assurance that the Company will be successful in managing its new business unit structure. In June 1997, the Company acquired a license from Northern Telecom to its DSS II software product and technology. The Company markets and supports the DSS II product and technology under the new name .Provisioner. The Company is integrating the licensed technology into new product development. The acquisition of the software license has generated a shift in the Company's Canadian subsidiary's operations from a software design services business to a product business and the transition will likely place a significant strain on the Company's management, information systems and operations and there can be no assurance that such a transition can be successfully managed. In addition, in November 1997, the Company opened an office in Richardson, Texas to expand new product development efforts. The acquisitions and resultant growth in the Company's infrastructure have placed, and are expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in management of a geographically distributed organization, and in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company may also make future acquisitions where it believes it can acquire new products or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high technology companies are inherently risky and can place significant strains on the Company's management, information systems and operations. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of recent or future acquisitions or in the future. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, operating results, and financial condition.

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

     RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCTS. The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changing regulatory environments, price-competitive bidding, changes in customer requirements, and frequent new
product introductions and enhancements. The introduction of   telecommunications
network performance management products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable. The Company believes its future success will depend in part upon its ability, on a cost-effective and timely basis, to continue to enhance its products, to develop and introduce new products for the telecommunications network performance management market, to address new industry standards and changing customer needs and to achieve broad market acceptance for its products. In particular, the Company anticipates that the SONET and SDH optical transmission standards will become the industry transmission standards over the coming years for the North American and international networks, respectively. The Company's current network circuit test and performance monitoring systems do not address either the SONET or SDH transmission standards. The Company intends to extend its current products and develop new products to accommodate such new transmission standards and other advances in technology, as they evolve. The widespread adoption of SONET and/or SDH as industry transmission standards before the Company is able to successfully develop products which address such transmission standards could in the future adversely affect the sale and deployment of the Company's products.

     The Company's OS products are designed to operate on a variety of hardware and software platforms and with a variety of databases employed by its customers in their networks. The Company must continually modify and enhance its OS products to keep pace with changes in hardware and software platforms and database technology. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by systems vendors, particularly, Sun Microsystems and Hewlett Packard, and by vendors of relational database software, particularly, Oracle Corporation, could materially adversely impact the

Company's business, operating results and financial condition. In addition, the failure of the Company's OS products to operate across the various existing and evolving versions of hardware and software platforms and database environments employed by customers would have a material adverse effect on the Company's business, operating results and financial condition.

     The introduction or announcement of products by the Company or one or more of its competitors embodying new technologies, or changes in industry standards or customer requirements, could render the Company's existing products and solutions obsolete and unmarketable. The introduction of new or enhanced versions of its products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by the Company or its competitors will not cause customers to defer licensing or purchasing of existing Company products or engaging the Company's services. Any deferral of revenues could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and operating results. Additionally, the Company uses third-party subcontractors for the manufacture of its sub-assemblies, some of which are located in Asia. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. The Company believes that the recent significant economic downturns in Asia may increase these risks with respect to its Asian third-party subcontractors. Shortages of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and could result in increased prices for affected parts.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                      PART II

                                 OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  From time to time, ADA may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Quarterly Report, the Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.


              EXHIBIT
              NUMBER                      DESCRIPTION
             --------              ------------------------------
               27.1                Financial Data Schedule.


     (b)   Reports on Form 8-K.

None.

                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Applied Digital Access, Inc.


Date: May 15, 1998                         /s/ PETER P. SAVAGE
                                           ----------------------------
                                           Peter P. Savage
                                           Director
                                           President and Chief Executive Officer






Date: May 15, 1998                         /s/  JAMES L. KEEFE
                                           ----------------------------
                                           James L. Keefe
                                           Vice President Finance and
                                           Administration and Chief
                                           Financial Officer