Form 10-Q/A
period 1998-03-31
APPLIED DIGITAL ACCESS INC
filed 1998-06-04
CIK 919048

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q/A

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

                                       PART I

                               FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            APPLIED DIGITAL ACCESS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,          DECEMBER 31,
                                                          1998                 1997
                                                        ---------          ------------
                                                       (UNAUDITED)
                                                            (DOLLARS IN THOUSANDS)
 ASSETS
 Current assets:
   Cash and cash equivalents                            $ 3,291               $ 4,400
   Investments - current                                  9,320                 8,779
   Accounts receivable, net                               9,132                12,981
   Inventory, net                                         5,345                 5,859
   Deferred income taxes                                    130                   130
   Prepaid expenses and other current assets              3,611                 3,775
                                                       ---------              --------

     Total current assets                                30,829                35,924

 Property and equipment, net                              6,216                 6,165
 Deferred income taxes                                    1,372                 1,372
 Other, net                                               2,538                 2,822
                                                       ---------              --------
                                                        $40,955               $46,283
                                                       ---------              --------
                                                       ---------              --------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                     $ 4,334               $ 3,478
   Accrued expenses                                       1,281                 2,864
   Accrued warranty                                       1,318                 1,323
   Deferred revenue                                       1,695                 1,471
                                                       ---------              --------

       Total current liabilities                          8,628                 9,136

   Obligations under capital leases, net
     of current portion                                      10                    15
                                                       ---------              --------
       Total liabilities                                  8,638                 9,151

 Shareholders' equity:
   Preferred stock, $0.001 par value, 7,500,000
     shares authorized, no shares issued                   -                     -
   Common stock, $0.001 par value,
     30,000,000 shares authorized, 12,671,267
     and 12,605,082 shares issued and outstanding
     at March 31, 1998 and December 31, 1997,
     respectively                                        51,894                51,610
   Additional paid-in capital                             2,519                 2,492
   Unrealized gain on investments                           166                    84
   Accumulated deficit                                  (22,262)              (17,054)
                                                       ---------              --------
       Total shareholders' equity                        32,317                37,132
                                                       ---------              --------
                                                        $40,955               $46,283
                                                       ---------              --------
                                                       ---------              --------

    The accompanying notes are an integral part of the consolidated financial statements.

                            APPLIED DIGITAL ACCESS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                            -----------------------------
                                                1998            1997
                                            ------------     ------------
                                             (AMOUNTS IN THOUSANDS EXCEPT
                                                    PER SHARE AMOUNT)

Revenue                                      $5,272           $6,388
Cost of revenue                               3,664            3,211
                                            ---------        ---------

Gross profit                                  1,608            3,177

Operating expenses:
  Research and development                    3,544            2,001
  Sales and marketing                         2,280            1,458
  General and administrative                  1,119            1,355
                                            ---------        ---------

Total operating expenses                      6,943            4,814
                                            ---------        ---------

Operating loss                               (5,335)          (1,637)

Interest income                                 175              243
Other income (expense), net                     (11)              (4)
                                            ---------        ---------

Loss before income taxes                     (5,171)          (1,398)

Provision for income taxes                       37               51
                                            ---------        ---------
Net loss                                    ($5,208)         ($1,449)
                                            ---------        ---------
Net loss per basic and diluted share         ($0.41)          ($0.12)
                                            ---------        ---------
                                            ---------        ---------
Number of shares used in per share
  computations                               12,624           12,310

Comprehensive Loss                          ($5,127)         ($1,465)
                                           ---------         --------
                                           ---------         --------

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

                                       5

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


                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment to the Company's report on Form
10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Applied Digital Access, Inc.


Date: June 4, 1998                        /s/ PETER P. SAVAGE
                                           ----------------------------
                                           Peter P. Savage
                                           Director
                                           President and Chief Executive Officer