Form 10-Q
period 1998-06-30
APPLIED DIGITAL ACCESS INC
filed 1998-08-14
CIK 919048

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 12,704,148 shares of the registrant's Common Stock, $.001 par value, outstanding as of July 31, 1998.

                            APPLIED DIGITAL ACCESS, INC.

                                 INDEX TO FORM 10-Q

                                                                           PAGE
 PART I.      FINANCIAL INFORMATION

 Item 1.      Financial Statements

              Condensed Consolidated Balance Sheets at June 30, 1998
              and December 31, 1997 ....................................    3

              Condensed Consolidated Statements of Operations for the
              three and six months ended June 30, 1998 and
              June 30, 1997 ............................................    4

              Condensed Consolidated Statements of Cash Flows for
              the six months ended June 30, 1998 and June 30, 1997 .....    5

              Notes to Condensed Consolidated Financial Statements .....   6-7

 Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   8-11

              Risks and Uncertainties ..................................  12-17

 Item 3.      Quantitative and Qualitative Disclosures About Market
              Risk .....................................................    17

 PART II.     OTHER INFORMATION

 Item 1.      Legal Proceedings ........................................    18

 Item 2.      Changes in Securities and Use of Proceeds ................    18

 Item 3.      Defaults Upon Senior Securities ..........................    18

 Item 4.      Submission of Matters to a Vote of  Security Holders .....    18

 Item 5.      Other Information ........................................    18

 Item 6.      Exhibits and Reports on Form 8-K .........................    19

 SIGNATURES   ..........................................................    20

                                    PART I
                            FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          APPLIED DIGITAL ACCESS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   JUNE 30,        DECEMBER 31,
                                                     1998              1997
                                                  ------------------------------
                                                       (DOLLARS IN THOUSANDS)
 ASSETS
 Current assets:
    Cash and cash equivalents                        $  3,134          $  4,400
    Investments                                         9,876             8,779
    Accounts receivable, net                            9,003            12,981
    Inventory, net                                      5,924             5,859
    Deferred income taxes                                 130               130
    Prepaid expenses and other current assets           2,381             3,775
                                                      -------           -------
           Total current assets                        30,448            35,924

 Property and equipment, net                            6,260             6,165
 Deferred income taxes                                  1,426             1,372
 Other, net                                             1,753             2,822
                                                      -------           -------
                                                     $ 39,887          $ 46,283
                                                      -------           -------
                                                      -------           -------


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                   $5,125            $3,478
    Acquisition payments due to licensor                   --               867
    Accrued expenses                                    1,255             1,997
    Accrued warranty                                    1,315             1,323
    Deferred revenue and other current liabilities      2,518             1,471
                                                      -------           -------
           Total current liabilities                   10,213             9,136

    Obligations under capital leases, net of
     current portion                                        5                15
                                                      -------           -------
           Total liabilities                           10,218             9,151
                                                      -------           -------

 Shareholders' equity:
  Preferred  stock,  $.001  par value, 7,500,000
   shares authorized, no shares issued                  --                --
  Common  stock,  $.001  par  value, 30,000,000
    shares authorized, 12,704,148 and 12,605,082
    shares issued and outstanding at June 30,
    1998 and December 31, 1997, respectively           51,998            51,610
  Additional paid-in capital                            2,519             2,492
  Unrealized gain on investments                           72                84
  Accumulated deficit                                 (24,920)          (17,054)
                                                      -------           -------
           Total shareholders' equity                  29,669            37,132
                                                      -------           -------
                                                      $39,887           $46,283
                                                      -------           -------
                                                      -------           -------

                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                         APPLIED DIGITAL ACCESS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                    FOR THE THREE MONTHS                           FOR THE SIX MONTHS
                                                       ENDED JUNE 30                                  ENDED JUNE 30
                                             ---------------------------------            ---------------------------------
                                                1998                   1997                   1998                   1997
                                             ---------              ----------            ----------             ----------
                                                    (AMOUNTS IN THOUSANDS                        (AMOUNTS IN THOUSANDS
                                                  EXCEPT PER SHARE AMOUNTS)                     EXCEPT PER SHARE AMOUNTS)
 Revenue                                       $8,580                 $8,164                 $13,852                $14,552
 Cost of revenue                                3,741                  3,711                   7,405                  6,922
                                              -------                -------                 -------                -------
 Gross profit                                   4,839                  4,453                   6,447                  7,630

 Operating expenses:
     Research and development                   3,777                  2,534                   7,320                  4,535
     In-process research and
       development related to
       asset acquisition                           --                  1,578                      --                  1,578
     Sales and marketing                        2,551                  1,902                   4,831                  3,360
     General and administrative                 1,295                  1,082                   2,414                  2,437
                                              -------                -------                 -------                -------
 Total operating expenses                       7,623                  7,096                  14,565                 11,910
                                              -------                -------                 -------                -------

 Operating loss                                (2,784)                (2,643)                 (8,118)                (4,280)

 Interest income                                  168                    268                     342                    510
 Other income (expense), net                       (6)                    14                     (16)                    11
                                              -------                -------                 -------                -------

 Loss before income taxes                      (2,622)                (2,361)                 (7,792)                (3,759)

 Provision for income taxes                        36                     13                      73                     64
                                              -------                -------                 -------                -------

 Net loss                                     ($2,658)               ($2,374)                ($7,865)               ($3,823)
                                              -------                -------                 -------                -------
                                              -------                -------                 -------                -------

 Net loss per share                            ($0.21)                ($0.19)                 ($0.62)                ($0.31)
                                              -------                -------                 -------                -------
                                              -------                -------                 -------                -------

 Number of shares used in per share
     computations                              12,675                 12,452                  12,650                 12,381

 Comprehensive Loss                           ($2,751)               ($2,344)                ($7,877)               ($3,809)
                                              -------                -------                 -------                -------
                                              -------                -------                 -------                -------

                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                            APPLIED DIGITAL ACCESS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                       ----------------------
                                                        1998          1997
                                                       ----------------------
                                                       (DOLLARS IN THOUSANDS)
 Cash flows from operating activities:
    Net loss                                            ($7,865)        ($3,823)
    Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
      In-process research and development related to
      asset acquisition                                      --           1,578
      Depreciation and amortization                       1,853           1,335
      Other                                                (101)           (116)
    Changes in assets and liabilities:
      Accounts receivable                                 3,978          (2,893)
      Inventory                                             (65)            256
      Prepaid expenses and other current assets           1,394            (114)
      Deferred income taxes                                 (54)             --
      Accounts payable                                    1,647           1,992
      Acquisition payments due licensor                    (867)          2,600
      Accrued expenses                                     (743)             64
      Accrued warranty                                       (8)            (24)
      Deferred revenue                                    1,047             393
                                                       --------         --------
      Net cash provided by operating activities             216           1,248
                                                       --------         --------
 Cash flows from investing activities:
    Purchases of investments                             (7,854)         (9,778)
    Maturities of investments                             6,835          14,017
    Purchases of property and equipment                  (1,370)           (826)
    Purchase costs related to asset acquisitions            500          (3,383)
                                                       --------         --------
        Net cash provided (used) by investing
         activities                                      (1,889)             30
                                                       --------         --------
 Cash flows from financing activities:
    Principal payments on capital leases                     (9)             (8)
    Proceeds from the issuance of common
     stock under stock option plans                         416             447
                                                       --------         --------
      Net cash provided by financing activities             407             439
                                                       --------         --------
      Net increase(decrease) in cash and
       cash equivalents                                  (1,266)          1,717
                                                       --------         --------
    Cash and cash equivalents, beginning of period        4,400           1,504

    Cash and cash equivalents, end of period             $3,134          $3,221
                                                       --------         --------

                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                            APPLIED DIGITAL ACCESS, INC.

                Notes to Condensed Consolidated Financial Statements
                                   June 30, 1998
                                    (Unaudited)

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

     In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks and Uncertainties, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC.

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

3.   Inventory

     Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:

                                         JUNE 30,             DECEMBER 31,
                                           1998                   1997
                                       ------------           ------------
                                              (DOLLARS IN THOUSANDS)
           Raw materials                 $3,703                  $3,419
           Work-in-process                2,021                   2,223
           Finished goods                   660                     787
                                         ------                  ------
                                          6,384                   6,429
           Less inventory reserve          (460)                   (570)
                                         ------                  ------
                                         $5,924                  $5,859
                                         ------                  ------
                                         ------                  ------

4.   Per Share Information

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted") method and exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with SFAS 128.

     In accordance with the disclosure requirements of SFAS 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (dollars in thousands, except per share amounts).


                                        Three Months Ended  June 30,   Six Months  Ended  June 30,
                                        ----------------------------   ---------------------------
                                           1998               1997         1998           1997
                                           ----               ----         ----           ----


 Numerator - basis and diluted EPS:
   Net Loss                              $(2,658)           $(2,374)     $(7,865)       $(3,823)
 Denominator - basic and diluted EPS:
   Weighted Average common stock          12,675             12,452       12,650         12,381
     outstanding
 Basic and diluted earnings per share     $(0.21)            $(0.19)      $(0.62)        $(0.31)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENT. STATEMENTS WHICH USE THE WORDS "SEEK," "INTEND," "WILL," "ANTICIPATE," "CAN," "CONTINUE," AND "EXPECT" ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S (I) PLANS FOR DEVELOPMENT OR ACQUISITION OF NEW PRODUCTS OR ENHANCEMENT OF EXISTING PRODUCTS, (II) STRATEGY AND (III) EXPANDED SALES AND MARKETING EFFORTS, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISKS AND UNCERTAINTIES."

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

OVERVIEW

ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' ("TSP") networks. ADA's products are designed to enable TSPs to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services. ADA has positioned its business to assist TSPs in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as circuit provisioning, network configuration management, network performance management, circuit testing, and traffic management of the public switched network. ADA has addressed the industry demand for network management products with a three-faceted approach: (1) network systems that provide testing and performance monitoring functions as well as selected transport functions; (2) network management software that enables TSPs to manage their network operations; and (3) services that are customized to meet the evolving needs of the Company's TSP market. The Company has two business units: the Network Systems business unit and the Network Management business unit. The business units are the result of the evolution of the Company from a single product line to multiple product lines. The Network Systems business unit is built around the Company's test and performance management products and services, including its T3AS Test and Performance Monitoring System ("T3AS"), Centralized Test System ("CTS"), Remote Module, a DS1 network interface unit ("NIU"), and Protocol Analysis Access System ("PAAS"). The Network Management business unit focuses on Operations Systems ("OS") software products, including .Provisioner, Test OS, Graphical Test Assistant ("GTA"), Sectionalizer, Fault Management System ("FMS"), Traffic Data Collection and Engineering System ("TDC&E"), and OS design services.

RESULTS OF OPERATIONS

Revenue totaled $8,580,000 for the three months ended June 30, 1998, a 5% increase from revenue of $8,164,000 for the three months ended June 30, 1997. The increase for the quarter was primarily the result of increased sales of the Company's network systems test and performance management products partially offset by decreases sales of the Company's network management OS design services. Revenue from the Company's network systems test and performance management products for the three months ended June 30, 1998 totaled $5,014,000, a 13% increase from $4,430,000 in the same period last year. Increased sales of the Company's Remote Module and T3AS products accounted for the majority of the increase. Revenue from network management OS software products and services for the three months ended June 30, 1998 totaled $3,566,000, a 4% decrease from $3,734,000 in the same period last year. The decrease resulted from decreased sales of the Company's OS design services to Northern Telecom, Ltd. ("Northern Telecom") substantially offset by increased sales of the Company's .Provisioner, TDC&E and Test OS software products. The decreased revenue from OS design services resulted from the Company's acquisition of an exclusive license to Northern Telecom's DSS II software product in June 1997. Prior to the acquisition, the Company provided OS design services to Northern Telecom that supported the DSS II product. As a result of the acquisition, the Company's OS design services business supporting DSS II shifted to a product-based business. The Company now markets and supports the DSS II product and technology under the new name
 .Provisioner. Unlike revenue from OS software design services which is recognized as the service is performed, revenue from OS software product sales requires the satisfaction of specific delivery and acceptance criteria prior to revenue recognition. As a result, the Company has experienced and may in the future continue to experience increased quarterly revenue fluctuations that could have a material adverse affect on the Company's business, operating results and financial condition. See "Risks and Uncertainties -- Fluctuations in Quarterly Operating Results; History of Losses".

Revenue for the six months ended June 30, 1998 totaled $13,852,000, a 5% decrease from

$14,552,000 in the same period last year. The decrease for the six months ended June 30, 1998 is a result of decreased revenue from the Company's network management OS software design services substantially offset by increased sales of the Company's network systems test and performance management products. Revenue from the Company's network systems test and performance management products for the six months ended June 30, 1998 totaled $8,131,000, a 13% increase from $7,189,000 in the same period last year. The majority of the increase resulted from increased sales of the Company's Remote Module product partially offset by decreased sales of the Company's CTS product. Revenue from network management OS software products and services for the six months ended June 30, 1998 totaled $5,721,000, a 22% decrease from $7,363,000 in the same period last year. The decrease for the six month period ended June 30, 1998 was the result of the same reasons discussed above for the three month period ended June 30, 1998.

The Company believes that revenue for the six months ended June 30, 1998 was also negatively impacted by customer order delays resulting from prolonged contract negotiations with a current RBOC customer for the Company's T3AS, CTS and Remote Module products. There can be no assurances that customer order delays will not continue in the future, each of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Risks and Uncertainties -- Fluctuations in Quarterly Operating Results; History of Losses" and "-- Concentration of Major Customers; Telephone Company Qualification Requirements."

Gross profit totaled $4,839,000 for the three months ended June 30, 1998, a 9% increase from $4,453,000 in the same period last year. Gross profit as a percent of revenue was 56.4% for the three months ended June 30, 1998 compared to 54.5% for the three months ended June 30, 1997. The increase in gross profit was primarily the result of a shift in the majority of the Company's OS software design services business to an OS software product-based business and increased revenue. As a result of the
 .Provisioner (formerly DSS II) license acquisition, a majority of engineering labor previously associated with OS design services revenue shifted from the cost of revenue line to research and development operating expenses supporting OS software product development. In addition, the Company's relatively fixed manufacturing overhead costs allocated over greater revenue levels in the second quarter of 1998 resulted in increased overall gross profit levels. The increase in gross profit as a percent of revenue resulted from the factors discussed above partially offset by increased sales of the Company's Remote Module NIU product which carries a lower gross profit margin than the Company's OS software, CTS and T3AS products. The highly competitive NIU market is subject to severe pricing pressures which have contributed to significantly lower overall gross profits on this product.

Gross profit totaled $6,447,000 for the six months ended June 30, 1998, a 16% decrease from $7,630,000 in the same period last year. Gross profit as a percent of revenue was 46.5% for the six months ended June 30, 1998 compared to 52.4% in the same period last year. The decrease in gross profit was the result of a product mix weighted toward the Company's lower-margin Remote Module NIU product (described in the previous paragraph), decreased revenue and the impact of a $378,000 one-time inventory obsolescence charge in the first quarter of 1998. The Company's relatively fixed manufacturing overhead costs allocated over lower revenue levels in the first half of 1998 resulted in lower overall gross profit levels. The net decrease in gross profit as a percent of revenue resulted from the factors discussed above substantially offset by the shift in the Company's OS software design services business to an OS software product-based business (described in the previous paragraph). There can be no assurance that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressure in the telecommunication network management market, fluctuations in quarterly order bookings and revenue, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material cost, disruptions in sources of supply, regulatory changes, capital spending, and changes in general economic conditions.

Research and development expenses totaled $3,777,000 for the three months ended June 30, 1998, a 49% increase from $2,534,000 for the three months ended June 30, 1997. Research and development expenses totaled $7,320,000 for the six months ended June 30, 1998, a 61% increase from $4,535,000 for the six months ended June 30, 1997. The majority of the increase for the three and six months ended June 30, 1998 was due to the shift in engineering labor from cost of revenue to research and development operating expenses as a result of the .Provisioner license acquisition discussed above in the gross profit analysis and the addition of research and development personnel to support the Joint Development Agreement ("JDA") with Northern Telecom Inc. ("Nortel") and increased non-recurring engineering expenses related to the JDA and other product developments. In September 1997, the Company entered into the JDA with Nortel to develop unique synchronous optical network ("SONET") products for the telecommunications industry. Nortel and ADA both contribute technology and development resources to projects conducted under the JDA and equally share the development costs. For the three and six months ended June 30, 1998, the Company's research and development expenses include a $1 million and $1.7 million reduction, respectively, representing Nortel's proportionate share of development costs incurred under the initial project being conducted under the JDA. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

In the three and six months ended June 30, 1997 the Company recorded a charge of approximately $1.6 million for purchased research and development costs related to the acquisition of the .Provisioner license and related assets from Northern Telecom.

Sales and marketing expenses totaled $2,551,000 for the three months ended June 30, 1998, a 34% increase from $1,902,000 for the three months ended June 30, 1997. Sales and marketing expenses totaled $4,831,000 for the six months ended June 30, 1998, a 44% increase from $3,360,000 for the six months ended June 30, 1997. The majority of the increases for the three and six months is the result of increased staff in sales to support increased sales efforts and new customer accounts and increased personnel costs in technical support and marketing to support the shift of a majority of the Company's OS design services business to an OS software product-based business. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support both current products and planned product introductions.

General and administrative expenses totaled $1,295,000 for the three months ended June 30, 1998, a 20% increase from $1,082,000 for the three months ended June 30, 1997. General and administrative expenses totaled $2,414,000 for the six months ended June 30, 1998, a 1% decrease from $2,437,000 for the six months ended June 30, 1997. The majority of the increase for the three months ended June 30, 1998 resulted from increased expense related to the amortization of intangible assets associated with the .Provisioner license acquisition that occurred in June 1997 and increased legal expenses related to general administrative issues. The majority of the decrease for the six months ended June 30, 1998 resulted from lower consulting and recruiting costs offset by increased expenses for the amortization of intangible assets and increased legal expenses. The Company expects that general and administrative expenses will increase in absolute dollars in the future as the Company expands its internal networking capabilities to support the integration of its geographically distributed organization.

Interest income totaled $168,000 for the three months ended June 30, 1998, a 37% decrease from $268,000 in the same quarter a year ago. Interest income totaled $342,000 for the six months ended June 30, 1998, a 33% decrease from $510,000 for the six months ended June 30, 1997. The decreases resulted from decreased levels of cash investments compared to the same periods last year.

For the three and six months ended June 30, 1998 and June 30, 1997, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an annual effective Canadian tax rate of 46%. The Company did not provide for U.S. income taxes for the three or six months ended June 30, 1998 or June 30, 1997 due to net losses. The Company expects to provide for foreign, federal and state income taxes for 1998 at applicable statutory rates, after giving effect to net operating losses, remaining available net operating loss carryforwards, and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $2,658,000, or $.21 per basic and diluted share, for the three months ended June 30, 1998 compared to a net loss of $2,374,000, or $.19 per basic and diluted share, for the three months ended June 30, 1997. The Company incurred a net loss of $7,865,000, or $.62 per basic and diluted share, for the six months ended June 30, 1998 compared to a net loss of $3,823,000, or $.31 per basic and diluted share, for the six months ended June 30, 1997. Excluding the above referenced $1.6 million charge for purchased research and development associated with the .Provisioner license acquisition, the Company would have incurred a net loss of $796,000, or $.06 per share, for the three months ended June 30, 1997 and a net loss of $2,245,000, or $.18 per share, for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had approximately $13,010,000 in cash and investments, compared to $13,179,000 at December 31, 1997, a decrease of $169,000. The decrease in cash and investments was primarily the result of net operating losses and, to a lesser extent, purchases of capital equipment.

Working capital totaled $20,235,000 at June 30, 1998, a decrease of $6,553,000 from $26,788,000 at December 31, 1997. The decrease in working capital was primarily the result of net operating losses, decreased accounts receivable and other current assets as well as an increase in accounts payable and other current liabilities.

For the six months ended June 30, 1998 the Company's operating activities provided $216,000 in cash, primarily the result of decreased accounts receivable and other current assets and increased accounts payable and other current liabilities significantly offset by net operating losses.

For the six months ended June 30, 1998 cash used for capital expenditures totaled approximately $1,370,000. Most of the capital equipment additions were for software tool kits, computer workstations and lab equipment related to the Company's expanded research and development efforts and the Richardson, Texas office moving to a new location. The Company expects the level of capital expenditures will increase in 1998 as a result of investments in research and development projects.

Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations, and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. However, the Company may seek additional capital resources to meet working capital and capital expenditure requirements. Additionally, significant additional capital resources may be required to fund acquisitions of complementary businesses, products or technologies. The Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions or future operations. At present, the Company does not have any agreements or commitments with respect to any such acquisitions.

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

COMPETITION. Competition in the Company's markets is intense and is characterized by rapidly changing technologies, conformance with evolving industry standards, frequent new product introductions and enhancements, rapid changes in customer requirements, and price-competitive bidding. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new products and features that keep pace with increasing customer requirements. The Company expects competition in its markets to increase from existing competitors and from other companies which may enter the Company's current or future markets. The Company believes the principal competitive factors affecting the market for its network systems test and performance monitoring products are product features, price, conformance with BellCore and other industry transmission standards and specifications, performance and reliability, technical support, and the maintenance of close working relationships with customers. The Company's network systems products, especially CTS and Remote Module, are currently focused in highly competitive market niches. The environment for CTS and Remote Module is fiercely competitive with respect to price, product features, established customer-supplier relationships and conformance with industry standards. The Company believes the current competitors that provide partial solutions to either performance monitoring or testing of the DS3, and the DS1 and DS0 circuits that make up the DS3 circuit, include Hekimian Laboratories, Inc., Telecommunications Techniques Corporation, Anritsu Wiltron Corporation and some of the manufacturers of large transmission equipment and digital cross-connect test and performance monitoring equipment such as Lucent Technologies, Inc. ("Lucent"), Alcatel Data Networks, Ericsson Communication Inc. ("Ericsson"), ADC Telecommunications, and Tellabs, Inc. The Company's Remote Module product addresses the DS1 NIU market in which current competitors include Westell Inc., Teltrend Inc., and Troncom, Inc. Many of these competitors have significantly greater technical, financial, manufacturing, and marketing resources than the Company. In addition, in 1997, ANSI adopted certain of the Company's technology as an industry standard. As a result, the Company is obligated to grant licenses of this technology to third parties, including competitors, on fair and equitable terms and thus, also faces competition from the licensees of its own technology.

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

CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS. The market for the Company's products and services currently consists of the five regional Bell operating companies ("RBOCs"), long distance or "interexchange carriers" ("IXCs"), local exchange carriers ("LECs"), competitive local exchange carriers ("CLECs"), competitive access providers ("CAPs"), Internet service providers ("ISPs"), enterprise networks and other TSPs. Historically, the Company's marketing efforts focused primarily on the RBOCs, which accounted for approximately 99%, 73%, 31%, and 50% of the Company's total revenue in 1995, 1996, 1997, and the first six months of 1998, respectively. However, the Company's strategy has been to focus its efforts on diversifying its customer base. RBOCs, IXCs and enterprise customers accounted for 31%, 27% and 20% of the Company's total revenue in 1997, and 50%, 35% and 0% of the Company's total revenue for the first six months of 1998. The increased customer base is primarily a function of the Company's acquisitions in 1996 of Applied Computing Devices, Inc. ("ACD") and the Special Services Network ("SSN") division of MPR Teltech Inc. and the acquisition of the DSS II license from Northern Telecom in 1997. As a result of these acquisitions, the Company added OS related products and services that the Company has been able to market to a wider group of customers. In addition, the Company added a number of TSPs that were new customers to the Company. To date, the OS customers tend to be IXCs, CAPs and enterprise vendors who have not invested in legacy systems from BellCore. While the Company believes its customer base diversification is beneficial to the Company, there can be no assurances that the Company will be able to continue expanding the distribution of its OS and system products and services to additional prospective customers. In addition, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, a delay in deployment of the Company's products, a labor strike at one or more of the Company's major customers, such as the recent Bell Atlantic strike, or the cancellation, modification or non-renewal of license or maintenance agreements could materially and adversely affect the Company's business, operating results and financial condition. BellSouth, Bell Atlantic, Ameritech, Southwestern Bell and MCI have entered into purchase contracts with the Company. MCI has also entered into license agreements with the Company. Other TSPs purchase the Company's network system products and license OS products under standard purchase orders. Since the RBOC and MCI contracts may be terminated at either the customer's or the Company's convenience, the Company believes that the purchase contracts and license agreements are not materially different than purchasing or licensing under purchase orders. Prior to selling products to RBOCs and certain other TSPs, a vendor must often first undergo a product qualification process with the TSP for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, the five RBOCs, MCI, Worldcomm and several other customers have qualified the Company's products, when required. Any failure on the part of any of the Company's customers to maintain their qualification of the Company's products, failure of any of the TSPs to deploy the Company's products, or any attempt by any of the TSPs to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, work force reductions and staff reassignments by some of the Company's customers have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

HIGH DEPENDENCE ON TWO PRODUCT LINES. Historically, the majority of the Company's revenue has been derived from the sale of its network systems products and services. However, as a result of acquisitions completed in 1996 and 1997, the Company added additional product lines and derived revenue from a product mix of both network systems products and services and network management OS software products and services. Revenue from network systems products and services, including CTS, T3AS and Remote Module, generated 74%, 50% and 59% of the Company's total revenues in 1996, 1997 and first six months of 1998, respectively. Revenue from network management OS products and services, including software design services, .Provisioner, Test OS, TDC&E and FMS, generated 26%, 50% and 41% of the Company's total revenue in 1996, 1997 and first six months of 1998, respectively. However, there can be no assurance that the Company's future revenues will not be heavily dependent on sales from one of its primary product lines. The Company is investing in the expansion of these two product lines through the enhancement, development and marketing of its Remote Module, CTS, PAAS, T3AS and OS products. Failure by the Company to enhance either its existing products and services or to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

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

PROPRIETARY TECHNOLOGY. The Company relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customers needs. Currently, the Company has fourteen U.S. patents granted and five U.S. patent applications allowed. Four of the granted patents relates to the Company's Remote Module product.
Additionally, the Company has five pending U.S. patent applications and four international (Patent Cooperation Treaty and European Patent Office) applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged. Additionally, should a third party challenge any of the Company's current or future patents, there can be no assurance that the Company will be successful in defending its patents or that any litigation, regardless of outcome, will not result in substantial cost to and diversion of efforts by the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, consultants and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company is currently not party to any litigation regarding any patents or other intellectual property rights. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Further, litigation, regardless of outcome, could result in substantial cost to and diversion of efforts by the Company. Any infringement claims or litigation by or against the Company could materially and adversely affect the Company's business, operating results and financial condition. Moreover, the laws of some foreign countries do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders was held on May 21, 1998. At the meeting, the stockholders elected Kenneth E. Olson, Christopher B. Paisley, Peter P. Savage and Edward F. Tuck as directors of the Company for the ensuing year and until their respective successors are elected. The following tables sets forth the results of voting in this election:

                                           FOR           AGAINST       WITHHELD
                                           ---           -------       --------
           Kenneth E. Olson              10,280,182           --        115,231
           Christopher B. Paisley        10,284,820           --        110,593
           Peter P. Savage               10,283,972           --        111,441
           Edward F. Tuck                10,287,458           --        107,955

     In addition, the stockholders voted on the following proposals:

     (a) To approve the adoption of the Company's 1998 Employee Stock Purchase
     Plan:

                       FOR               AGAINST            ABSTAIN
                       ---               -------            -------
                    9,093,861            1,245,499           56,053

     This proposal was approved.

     (b) To approve the adoption of the amendment to the Company's 1994 Stock Option/Stock Issuance Plan:

                       FOR                AGAINST           ABSTAIN
                       ---                -------           -------
                    8,170,229            2,177,409           47,525

     This proposal was approved.

     (c) To ratify the appointment of Coopers and Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending December 31, 1998:

                       FOR                AGAINST           ABSTAIN
                       ---                -------           -------
                   10,314,229               42,315           38,869

     This proposal was approved.

ITEM 5.  OTHER INFORMATION.

     Proposals of stockholders intended to be presented at the next Annual Meeting of the Stockholders of the Company must be received by the Company at its offices at 9855 Scranton Road, San Diego, CA, 92121 not later than December 14, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.


 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------

  3.3(1)  Certificate of Incorporation of the Company.

  3.4(2) Certificate of Agreement of Merger of the Company and its California predecessor.

  3.5(1)  Bylaws of the Company.

 10.1* Agreement between Telesector Resources Group, Inc. ("Bell Atlantic") and Applied Digital Access, Inc. executed July 15, 1998.

 27.1     Financial Data Schedule.

----------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1997 (File No. 0-23698).

(2) Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 12, 1998 (File No. 0-26398).

* Certain confidential portions of this Exhibit were omitted by means of deleting the text and replacing it with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under rule 24b-2 under the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K.

     None.

                                     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Applied Digital Access, Inc.

Date: August 14, 1998                  /s/  PETER P. SAVAGE
                                       ----------------------------
                                       Peter P. Savage
                                       Director
                                       President and Chief Executive Officer

Date: August 14, 1998                  /s/  JAMES L. KEEFE
                                       ----------------------------
                                       James L. Keefe
                                       Vice President Finance and
                                       Administration and Chief
                                       Financial Officer


20