Form 10-Q
period 1998-09-30
APPLIED DIGITAL ACCESS INC
filed 1998-11-16
CIK 919048

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 12,832,197 shares of the registrant's Common Stock, $.001 par value, outstanding as of October 31, 1998.

                            APPLIED DIGITAL ACCESS, INC.

                                  INDEX TO FORM 10-Q

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1998
          and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 1998 and
          September 30, 1997. . . . . . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and September 30, 1997. . . . . .   5

          Notes to Condensed Consolidated Financial Statements. . . . . . . 6-7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . 8-11

          Risks and Uncertainties . . . . . . . . . . . . . . . . . . . . .11-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . . .   19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   20

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . .   20

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .   20

Item 4.   Submission of Matters to a Vote of  Security Holders. . . . . . .   20

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . .   20

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   20

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                                       PART I
                               FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                            APPLIED DIGITAL ACCESS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1998             1997
                                               -------------    ------------
                                                    (DOLLARS IN THOUSANDS)
 ASSETS
 Current assets:
   Cash and cash equivalents                   $       5,604    $      4,400
   Investments                                         6,544           8,779
   Accounts receivable, net                            5,746          12,981
   Inventory, net                                      7,884           5,859
   Deferred income taxes                                 130             130
   Prepaid expenses and other current assets           1,825           3,775
                                               -------------    ------------
      Total current assets                            27,733          35,924

   Property and equipment, net                         5,921           6,165
   Deferred income taxes                               1,426           1,372
   Other, net                                          1,500           2,822
                                               -------------    ------------
                                               $      36,580    $     46,283
                                               -------------    ------------
                                               -------------    ------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                            $       4,899    $      3,478
   Acquisition payments due to licensor                   --             867
   Accrued expenses                                    1,489           1,997
   Accrued warranty                                    1,288           1,323
   Deferred revenue                                    2,188           1,471
                                               -------------    ------------
      Total current liabilities                        9,864           9,136

   Obligations under capital leases, net of
   current portion                                         0              15
                                               -------------    ------------
      Total liabilities                                9,864           9,151
                                               -------------    ------------

 Shareholders' equity:
   Preferred stock, $.001 par value, 7,500,000
   shares authorized, no shares issued                    --              --
   Common stock, $.001 par value, 30,000,000
   shares authorized, 12,825,992 and
   12,605,082 shares issued and outstanding
   at September 30, 1998 and
   December 31, 1997, respectively                    52,215          51,610
   Additional paid-in capital                          2,519           2,492
   Unrealized gain on investments                         70              84
   Accumulated deficit                               (28,088)        (17,054)
                                               -------------    ------------
      Total shareholders' equity                      26,716          37,132
                                               -------------    ------------
                                               $      36,580    $     46,283
                                               -------------    ------------
                                               -------------    ------------

                 The accompanying notes are an integral part of the
                     condensed consolidated financial statements.

                             APPLIED DIGITAL ACCESS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                            FOR THE THREE MONTHS       FOR THE NINE MONTHS
                             ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                          ------------------------   ------------------------
                              1998          1997       1998           1997
                          -----------   ----------   -----------   ----------
                           (AMOUNTS IN THOUSANDS,    (AMOUNTS IN THOUSANDS,
                          EXCEPT PER SHARE AMOUNTS)  EXCEPT PER SHARE AMOUNTS)
 Revenue                       $6,764        $8,750      $20,616      $23,302
 Cost of revenue                2,747         3,873       10,152       10,795
                          -----------   ----------   -----------   ----------
 Gross profit                   4,017         4,877       10,464       12,507

 Operating expenses:
   Research and
    development                 3,583         1,963       10,904        6,498
   In-process research
    and development
    related to asset
    acquisition                    --            --           --        1,578
   Sales and marketing          2,458         2,230        7,289        5,590
   General and
    administrative              1,258         1,379        3,672        3,816
                          -----------   ----------   -----------   ----------
 Total operating expenses       7,299         5,572       21,865       17,482
                          -----------   ----------   -----------   ----------

 Operating loss                (3,282)        (695)      (11,401)      (4,975)

 Interest income                  165          236           508          746
 Other income (expense),
  net                             (14)         (24)          (31)         (13)
                          -----------   ----------   -----------   ----------

 Loss before income taxes      (3,131)        (483)      (10,924)      (4,242)

 Provision for income
  taxes                            37           43           110          107
                          -----------   ----------   -----------   ----------

 Net loss                     $(3,168)       $(526)     $(11,034)     $(4,349)
                          -----------   ----------   -----------   ----------
                          -----------   ----------   -----------   ----------

 Net loss per share            $(0.25)      $(0.04)       $(0.87)      $(0.35)
                          -----------   ----------   -----------   ----------
                          -----------   ----------   -----------   ----------

 Number of shares used in
  per share computations       12,712       12,512        12,671       12,425

 Comprehensive loss           $(3,171)       $(509)     $(11,049)     $(4,318)
                          -----------   ----------   -----------   ----------
                          -----------   ----------   -----------   ----------


                  The accompanying notes are an integral part of the
                     condensed consolidated financial statements.

                             APPLIED DIGITAL ACCESS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                     FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                      -------------------
                                                        1998       1997
                                                      -------      -----
                                                     (DOLLARS IN THOUSANDS)
 Cash flows from operating activities:
   Net loss                                          $(11,034)    $(4,349)
   Adjustments to reconcile net loss to net
     cash provided (used) by operating
     activities:
     In-process research and development
     related to asset acquisition                          --       1,578
     Depreciation and amortization                      2,706       2,167
     Other                                                (88)         87
   Changes in assets and liabilities:
     Accounts receivable                                7,235      (2,961)
     Inventory                                         (2,025)       (808)
     Prepaid expenses and other current assets          1,950      (1,726)
     Deferred income taxes                                (54)         --
     Accounts payable                                   1,421         537
     Acquisition payments due licensor                   (867)      1,733
     Accrued expenses                                    (652)        137
     Accrued warranty                                     (34)         51
     Deferred revenue                                     867        (157)
                                                     --------     --------
     Net cash used by operating activities               (575)     (3,711)
                                                     --------     -------
   Cash flows from investing activities:
    Purchases of investments                          (10,901)    (12,716)
    Maturities of investments                          13,210      20,743
    Purchases of property and equipment                (1,641)     (1,475)
    Purchase costs related to asset acquisitions          500      (3,383)
                                                     --------     -------
           Net cash provided (used) by investing
       activities                                       1,168       3,169
                                                     --------     -------
   Cash flows from financing activities:
    Principal payments on capital leases                  (21)        (12)
    Proceeds from the issuance of common
    stock under stock option plans                        632         708
                                                     --------     -------
       Net cash provided by financing
       activities                                         611         696
                                                     --------     -------
       Net increase (decrease) in cash and cash
       equivalents                                      1,204         154
   Cash and cash equivalents, beginning of
   period                                               4,400       1,504
                                                     --------     -------
   Cash and cash equivalents, end of period          $  5,604     $ 1,658
                                                     --------     -------
                                                     --------     -------

                  The accompanying notes are an integral part of the
                     condensed consolidated financial statements.

                             APPLIED DIGITAL ACCESS, INC.
                 Notes to Condensed Consolidated Financial Statements

                                  September 30, 1998
                                     (Unaudited)
1.   Basis of Presentation

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks and Uncertainties, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the SEC.

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

3.   Inventory

Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:

                                     SEPTEMBER 30,             DECEMBER 31,
                                          1998                    1997
                                     -------------             ------------
                                             (DOLLARS IN THOUSANDS)
 Raw materials                       $       4,574             $      3,419
 Work-in-process                             2,881                    2,223
 Finished goods                                913                      787
                                     -------------             ------------
                                             8,368                    6,429
 Less inventory  reserve                      (484)                    (570)
                                     -------------             ------------
                                     $       7,884             $      5,859
                                     -------------             ------------
                                     -------------             ------------

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


                                    Three Months Ended    Nine Months Ended
                                    ------------------   -------------------
                                         Sept. 30,             Sept. 30,
                                      1998       1997       1998        1997
                                    --------  --------   --------     -------
 Numerator - basic and diluted
 EPS:
      Net loss                      $(3,168) $    (526)  $(11,034)    $(4,349)
 Denominator - basic and diluted
 EPS:
      Weighted average common
      stock outstanding              12,712     12,512     12,671      12,425
 Basic and diluted earnings per     $ (0.25)  $  (0.04)  $  (0.87)    $( 0.35)
  share

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS. STATEMENTS WHICH USE THE WORDS " SEEK," "INTEND," "WILL," "ANTICIPATE," "CAN," "MAY," "CONTINUE," AND "EXPECT" ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S (I) PLANS FOR DEVELOPMENT OR ACQUISITION OF NEW PRODUCTS OR ENHANCEMENT OF EXISTING PRODUCTS, (II) STRATEGY AND (III) EXPANDED SALES AND MARKETING EFFORTS, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE HEREOF. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISKS AND UNCERTAINTIES."

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risks and Uncertainties", contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

OVERVIEW

ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' ("TSP") networks. ADA's products are designed to enable TSPs to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services.  ADA has positioned its business to assist TSPs in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as service activation and circuit provisioning, network configuration management, network performance management, circuit and facilities testing, and traffic management of the public switched network. ADA has addressed the industry demand for network management products with a three-faceted approach: (1) network systems that provide testing and performance monitoring functions as well as selected transport functions; (2) network management software that enables TSPs to manage their network operations; and (3) services that are customized to meet the evolving needs of the Company's TSP market. The Company has two business units: the Network Systems business unit and the Network Management business unit. The business units are the result of the evolution of the Company from a single product line to multiple product lines. The Network Systems business unit is built around the Company's test
and performance management products and   services, including its T3AS Test
and Performance Monitoring System ("T3AS"), Centralized Test System ("CTS"), Remote Module, a DS1 network interface unit ("NIU"), and Protocol Analysis Access System ("PAAS"). The Network Management business unit focuses on Operations Systems ("OS") software products and services, including
 .Provisioner, Test OS, Graphical Test Assistant ("GTA"), Sectionalizer, Fault Management System ("FMS"), Traffic Data Collection and Engineering System ("TDC&E"), and OS design services.

RESULTS OF OPERATIONS

Revenue totaled $6,764,000 for the three months ended September 30, 1998, a 23% decrease from revenue of $8,750,000 for the three months ended September 30, 1997. The decrease for the quarter was primarily the result of decreased sales of the Company's network management OS software products. Revenue from network management OS software products and services for the three months ended September 30, 1998 totaled $3,628,000, a 34% decrease from $5,534,000 in the same period last year. The decrease resulted from decreased sales of the Company's Test OS, .Provisioner and FMS software products partially offset by increased sales of the Company's TDC&E software product.

Revenue from the Company's network systems test and performance management products for the three months ended September 30, 1998 totaled $3,136,000, a 2% decrease from $3,216,000 in the same period last year. The decrease was the net result of decreased sales of the Company's Remote Module product offset by increased sales of the Company's T3AS and CTS products. The Company believes revenue for the third quarter of 1998 was negatively impacted by decreased spending by the Company's customers due to merger activity, capital spending constraints, order delays for the Company's Remote Module product due to customer inventory reductions and tightening of inventory control procedures, and to a lesser extent, order delays resulting from the impact of short strikes and strike preparations at two of the Company's customers at the beginning of the quarter. In addition, revenue for the third quarter was negatively impacted by delays in the completion of an OS software installation at one of the Company's customers. The Company recognizes revenue from sales of its OS software products only upon satisfaction of the customer's specific delivery and acceptance criteria. In any period, significant revenue may be derived from a small number of large OS software product sales and, as a result of various customer delivery and acceptance criteria, the Company may experience fluctuations in quarterly revenue. As a result of the factors discussed above, the Company has experienced and may in the future continue to experience quarterly revenue fluctuations that could have a material adverse effect on the Company's business, operating results and financial condition. See "Risks and Uncertainties--Fluctuations in Quarterly Operating Results; History of Losses".

Revenue for the nine months ended September 30, 1998 totaled $20,616,000, a 12% decrease from $23,302,000 in the same period last year. The decrease for the nine months ended September 30, 1998 resulted from a net decrease in revenue from the Company's network management OS software design services and products partially offset by a net increase in sales from the Company's network systems test and performance management products. Revenue from the Company's network systems test and performance management products for the nine months ended September 30, 1998 totaled $11,266,000, an 8% increase from $10,405,000 in the same period last year. The majority of the increase resulted from increased sales of the Company's Remote Module product partially offset by decreased sales of the Company's CTS products. Revenue from network management OS software products and services for the nine months ended September 30, 1998 totaled $9,350,000, a 28% decrease from $12,897,000 in the same period last year. The majority of the decrease was the result of decreased sales of the Company's OS design services to Northern Telecom, Ltd. ("Northern Telecom") and decreased sales of the Company's Test OS software product partially offset by increased sales of the Company's TDC&E and
 .Provisioner software products. The decreased revenue from OS design services and increased sales of the Company's .Provisioner product resulted from the Company's acquisition of an exclusive license to Northern Telecom's DSS II software product in June 1997. Prior to the acquisition, the Company provided OS design services to Northern Telecom that supported the DSS II product. As a result of the acquisition, the Company's OS design services business supporting DSS II shifted to a product-based business. The Company now markets and supports the DSS II product and technology under the new name
 .Provisioner. Unlike revenue from OS software design services which is recognized as the service is performed, revenue from OS software product sales requires the satisfaction of specific delivery and acceptance criteria prior to revenue recognition. The Company believes the same factors that negatively impacted revenue for the three months ended September 30, 1998 also negatively impacted revenue for the nine months ended September 30, 1998. There can be no assurances that the factors discussed above will not continue in the future, or that revenue increases that occurred for individual products during the three and nine months ended September 30, 1998 will continue in the future, each of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Risks and Uncertainties -- Fluctuations in Quarterly Operating Results; History of Losses", "--Customer Mergers" and "--Concentration of Major Customers; Telephone Company Qualification Requirements."

Gross profit totaled $4,017,000 for the three months ended September 30, 1998, an 18% decrease from $4,877,000 in the same period last year. The decrease in gross profit was the result of lower revenue levels. Gross profit as a percent of revenue was 59% for the three months ended September 30, 1998 compared to 56% for the three months ended September 30, 1997. The increase in gross profit as a percent of revenue was primarily the result of a product mix weighted towards T3AS and CTS products combined with decreased sales of the Company's Remote Module NIU products partially offset by lower overall sales of the Company's network management OS software products. Generally, the Company's T3AS and CTS products have a higher gross profit margin than NIU products. The highly competitive NIU market is subject to severe pricing pressures which have contributed to significantly lower overall gross profits on this product.

Gross profit totaled $10,464,000 for the nine months ended September 30, 1998, a 16% decrease from $12,507,000 in the same period last year. Gross profit as a percent of revenue was 51% for the nine months ended September 30, 1998 compared to 54% in the same period last year. The decrease in gross profit was the result of a product mix weighted toward the Company's lower-margin Remote Module NIU, decreased revenue and the impact of a $378,000 one-time inventory obsolescence charge in the first quarter of 1998. The Company's relatively fixed manufacturing overhead costs allocated over lower revenue levels in the first nine months of 1998 resulted in lower overall gross profit levels. The net decrease in gross profit as a percent of revenue resulted from the factors discussed above substantially offset by the shift in the Company's OS software design services business to an OS software product-based business. As a result of the .Provisioner (formerly DSS II) license acquisition, a majority of engineering labor previously associated with OS design services revenue shifted from the cost of revenue line to research and development operating expenses supporting OS software product development. There can be no assurance that the Company will be able to maintain current gross profit or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressure in the telecommunication network management market, fluctuations in quarterly order bookings and revenue, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material cost, disruptions in sources of supply, regulatory changes, capital spending, and changes in general economic conditions.

Research and development expenses totaled $3,583,000 for the three months ended September 30, 1998, an 83% increase from $1,963,000 for the three months ended September 30, 1997. Research and development expenses totaled $10,904,000 for the nine months ended September 30, 1998, a 68% increase from $6,498,000 for the nine months ended September 30, 1997. The majority of the increase for the three and nine months ended September 30, 1998 was due to the shift in engineering labor from cost of revenue to research and development operating expenses as a result of the .Provisioner license acquisition discussed above in the gross profit analysis, the addition of research and development personnel to support the Joint Development Agreement ("JDA") with Northern Telecom Inc. ("Nortel") and increased non-recurring engineering expenses related to the JDA and other product developments. In September 1997, the Company entered into the JDA with Nortel to develop unique synchronous optical network ("SONET") products for the telecommunications industry. Nortel and ADA both contribute technology and development resources to projects conducted under the JDA and equally share the development costs. For the three and nine months ended September 30, 1998, the Company's research and development expenses include a $1.1 million and $2.8 million reduction, respectively, representing Nortel's proportionate share of development costs incurred under the initial project being conducted under the JDA, compared to an offset of $1.0 million for the three and nine months ended September 30, 1997. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects.

In the nine months ended September 30, 1997 the Company recorded a charge of approximately $1.6 million for purchased research and development costs related to the acquisition of the .Provisioner license and related assets from Northern Telecom.

Sales and marketing expenses totaled $2,458,000 for the three months ended September 30, 1998, a 10% increase from $2,230,000 for the three months ended
September 30, 1997.   Sales and marketing expenses totaled $7,289,000 for the
nine months ended September 30, 1998, a 30% increase from $5,590,000 for the nine months ended September 30, 1997. The majority of the increases for the three and nine months is the result of increased staff in sales to support increased sales efforts and new customer accounts and increased personnel costs in technical support and marketing to support the shift of a majority of the Company's OS design services business to an OS software product-based business. The Company expects that sales and marketing expenses will continue to increase in absolute dollars as the Company continues to hire additional sales, marketing and technical support personnel to support both current products and planned product introductions.

General and administrative expenses totaled $1,258,000 for the three months ended September 30, 1998, a 9% decrease from $1,379,000 for the three months ended September 30, 1997. General and administrative expenses totaled $3,672,000 for the nine months ended September 30, 1998, a 4% decrease from $3,816,000 for the nine months ended September 30, 1997. The majority of the decrease for the three months ended September 30, 1998 resulted from lower corporate expenses. The majority of the decrease for the nine months ended September 30, 1998 resulted from lower consulting and recruiting costs offset by increased expenses for the amortization of intangible assets and legal expenses. The Company expects that general and administrative expenses may increase in absolute dollars in the future as the Company expands its internal networking capabilities to support the integration of its geographically distributed organization.

Interest income totaled $165,000 for the three months ended September 30, 1998, a 30% decrease from $236,000 in the same quarter a year ago. Interest income totaled $508,000 for the nine months ended September 30, 1998, a 32%
decrease from $746,000 for the nine months ended September 30, 1997.   The
decreases resulted from decreased levels of cash investments compared to the same periods last year.

For the three and nine months ended September 30, 1998 and September 30, 1997, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an annual effective Canadian tax rate of 46%. The Company did not provide for U.S. income taxes for the three or nine months ended September 30, 1998 or September 30, 1997 due to net losses. The Company expects to provide for foreign, federal and state income taxes for 1998 at applicable statutory rates, after giving effect to net operating losses, remaining available net operating loss carryforwards, and any available tax credits.

As a result of the factors discussed above, the Company incurred a net loss of $3,168,000, or $.25 per basic and diluted share, for the three months ended September 30, 1998 compared to a net loss of $526,000, or $.04 per
basic   and diluted share, for the three months ended September 30, 1997.
The Company incurred a net loss of $11,034,000, or $.87 per basic and diluted share, for the nine months ended September 30, 1998 compared to a net loss of $4,349,000, or $.35 per basic and diluted share, for the nine months ended September 30, 1997. Excluding the above referenced $1.6 million charge for purchased research and development associated with the .Provisioner license acquisition, the Company would have incurred a net loss of $2,771,000 or $.22 per share, for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had approximately $12,148,000 in cash, cash equivalents and investments, compared to $13,179,000 at December 31, 1997, a decrease of $1,031,000. The decrease in cash, cash equivalents and investments was primarily the result of net operating losses and, to a lesser extent, purchases of capital equipment.

Working capital totaled $17,869,000 at September 30, 1998, a decrease of $8,919,000 from $26,788,000 at December 31, 1997. The decrease in working capital was primarily the result of net operating losses, decreased accounts receivable and other current assets as well as an increase in accounts payable and other current liabilities.

For the nine months ended September 30, 1998 the Company's operating activities used $575,000 in cash, primarily the result of net operating losses offset by decreased accounts receivable and other current assets and increased accounts payable compared to the use of $3,711,000 in cash for the nine months ended September 30, 1997.

For the nine months ended September 30, 1998 cash used for capital expenditures totaled approximately $1,641,000. Most of the capital equipment additions were for software tool kits, computer workstations and lab
equipment related   to the Company's expanded research and development
efforts and tenant improvements for the Company's Richardson, Texas office. The Company expects the level of capital expenditures will increase in 1998 and 1999 as a result of investments in research and development projects.

Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations, and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurance that the Company will not need to seek additional capital resources to meet working capital and capital expenditure requirements. Additionally, significant additional capital resources may be required to fund acquisitions of complementary businesses, products or technologies. The Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions or future operations. At present, the Company does not have any agreements or commitments with respect to any such acquisitions.

The Company believes the impact of inflation on its business activities has not been significant to date.

RISKS AND UNCERTAINTIES

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; HISTORY OF LOSSES. The Company has experienced significant fluctuations in bookings, revenue and operating results from quarter to quarter due to a combination of factors and expects such fluctuations to continue in future periods. Factors that may cause the Company's results of operations to vary significantly from quarter to quarter include but are not limited to the size and timing of customer orders and subsequent shipment of systems products and implementation of OS software products to major customers, timing and market acceptance of product introductions or enhancements by the Company or its competitors, customer order deferrals in anticipation of new products, technological changes in the telecommunications industry, competitive pricing pressures, changes in the Company's operating expenses, personnel changes, management of a changing business, changes in the mix of products sold and licensed, disruption in sources of supply, changes in pricing policies by the Company's suppliers, regulatory changes, capital spending, delays of payments by customers and general economic conditions. The Company believes that in late 1997 it began experiencing seasonality in its product shipments and OS software licensing. Generally, TSPs placed more orders for products and licenses in the second and fourth quarters, with the orders significantly down in the first quarter and relatively flat in the third quarter of each year. The Company expects that revenue may begin to reflect these seasonal order cycles more closely, which could result in quarterly fluctuations. There can be no assurance that the TSPs will not defer or delay orders contrary to the historical seasonal pattern or that they will not change their ordering patterns. Because of the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have a proportionately greater impact on the Company's operating income in that quarter and may result in fluctuations in the price of the Company's Common Stock.

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

CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS. The market for the Company's products and services currently consists of the five regional Bell operating companies ("RBOCs"), long distance or "interexchange carriers" ("IXCs"), local exchange carriers ("LECs"), competitive local exchange carriers ("CLECs"), competitive access providers ("CAPs"), Internet service providers ("ISPs"), enterprise networks and other TSPs. Historically, the Company's marketing efforts focused primarily on the RBOCs, which accounted for approximately 99%, 73%, 31%, and 46% of the Company's total revenue in 1995, 1996, 1997, and the first nine months of 1998, respectively. However, the Company's strategy has been to focus its efforts on diversifying its customer base. RBOCs, IXCs and enterprise customers accounted for 31%, 27% and 20% of the Company's total revenue in 1997, and 46%, 31% and 0% of the Company's total revenue for the first nine months of 1998. The increased customer base is primarily a function of the Company's acquisitions in 1996 of Applied Computing Devices, Inc. ("ACD") and the Special Services Network ("SSN") division of MPR Teltech Inc. and the acquisition of the DSS II license from Northern Telecom in 1997. As a result of these acquisitions, the Company added OS related products and services that the Company has been able to market to a wider group of customers. In addition, the Company added a number of TSPs that were new customers to the Company. To date, the OS customers tend to be IXCs, CAPs and enterprise vendors who have not invested in legacy systems from BellCore. While the Company believes its customer base diversification is beneficial to the Company, there can be no assurances that the Company will be able to continue expanding the distribution of its OS and system products and services to additional prospective customers. In addition, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, a delay in deployment of the Company's products, a labor strike at one or more of the Company's major customers, such as the recent Bell Atlantic and US West strikes, or the cancellation, modification or non-renewal of license or maintenance agreements could materially and adversely affect the Company's business, operating results and financial condition. BellSouth, Bell Atlantic, Ameritech, Southwestern Bell and MCI have entered into purchase contracts with the Company. MCI has also entered into license agreements with the Company. Other TSPs purchase the Company's network system products and license OS products under standard purchase orders. Since the RBOC and MCI contracts may be terminated at either the customer's or the Company's convenience, the Company believes that the purchase contracts and license agreements are not materially different than purchasing or licensing under purchase orders.
Prior to selling products to RBOCs and certain other TSPs, a vendor must often first undergo a product qualification process with the TSP for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, the five RBOCs, MCI, Worldcomm and several other customers have qualified the Company's products, when required. Any failure on the part of any of the Company's customers to maintain their qualification of the Company's products, failure of any of the TSPs to deploy the Company's products, or any attempt by any of the TSPs to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, work force reductions and staff reassignments by some of the Company's customers have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

HIGH DEPENDENCE ON TWO PRODUCT LINES. Historically, the majority of the Company's revenue has been derived from the sale of its network systems products and services. However, as a result of acquisitions completed in 1996 and 1997, the Company added additional product lines and derived revenue from a product mix of both network systems products and services and network management OS software products and services. Revenue from network systems products and services, including CTS, T3AS and Remote Module, generated 74%, 50% and 55% of the Company's total revenues in 1996, 1997 and first nine months of 1998, respectively. Revenue from network management OS products and services, including software design services, .Provisioner, Test OS, TDC&E and FMS, generated 26%, 50% and 45% of the Company's total revenue in 1996, 1997 and first nine months of 1998, respectively. However, there can be no assurance that the Company's future revenues will not be heavily dependent on sales from one of its primary product lines. The Company is investing in the expansion of these two product lines through the enhancement, development and marketing of its Remote Module, CTS, PAAS, T3AS and OS products and through new product development. Failure by the Company to enhance either its existing products and services or to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

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

YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Without modification, these systems and software will be unable to appropriately interpret or recognize dates beyond the calendar year 1999.
The Year 2000 computer issue could result in system failures or miscalculations causing disruptions in business operations worldwide (including, without limitation, disruptions in order processing, invoicing, manufacturing and similar functions).

The risk to ADA exists in four areas: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from Company customers, and the potential reduced spending by TSPs on network performance management products as a result of significant information systems spending on Year 2000 remediation.

The Company is continuing to conduct an assessment and analysis of its internal information technology ("IT") systems to determine the potential costs and scope of any Year 2000 issues. Based on a preliminary assessment, ADA has determined that certain of its IT systems need to be upgraded or
replaced to address Year 2000 issues.   The Company believes that all
necessary upgrades or replacements of its IT systems will be completed by June 30, 1999. Validation testing will be conducted as IT systems are upgraded and replaced. All IT systems that have been purchased in 1999 or 1998 are Year 2000 compliant. The upgrades are generally covered by service contracts previously entered into by the Company in the ordinary course of business and the cost of the upgrades and remediation is not expected to be material to the Company's operating results. If implementation of upgrades or replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

ADA is also in the process of conducting a comprehensive evaluation of its non-IT systems and equipment (e.g., facilities, and test equipment containing microprocessors or other similar circuitry, etc.). Based on this evaluation to date, ADA is not aware of any Year 2000 issues which are expected to have a material adverse effect on the Company's non-IT systems and equipment. However, as the Company is still in the process of evaluating possible Year 2000 issues with respect to certain key test equipment, there can be no assurance that ADA will not experience a material adverse effect due to Year 2000 issues affecting this equipment. ADA anticipates completing its assessment and analysis of this equipment by December 31, 1998.

In addition, the Company is in the process of making inquiries of its third party suppliers to determine if they have any Year 2000 issues that will materially and adversely impact the Company. To date, the Company has not been made aware of any material Year 2000 issues which would adversely affect ADA. The Company expects to complete a survey of all such suppliers and vendors by December 31, 1998.

The Company believes that the majority of its current products are Year 2000 compliant. It is expected that the remaining Company products will be Year
2000 compliant by December 31, 1998.   Internal validation testing is being
conducted as products are being upgraded. An independent third party also performed validation testing on one of the Company's test and performance
management products.   However, since all customer situations cannot be
anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's operating results or financial condition.

Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software
upgrades or modifications.   TSPs may plan to devote a substantial portion of
their information systems' spending to fund such upgrades and modifications and divert spending away from network performance management products. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

The Company intends to continue the review, remediation and testing of its Year 2000 status and, to the extent necessary, it will develop Year 2000 contingency plans for critical business purposes. In addition, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company if ADA and/or those with whom it conducts business are unsuccessful in identifying or implementing timely solutions to any Year 2000 problems.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     EXHIBIT NUMBER                                DESCRIPTION
     -------------                                 -----------

       3.3(1)                 Certificate of Incorporation of the Company.
       3.4(2)                 Certificate of Agreement of Merger of the Company
                              and its California predecessor.

       3.5(1)                 Bylaws of the Company.

       27.1                   Financial Data Schedule.

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

                                    Applied Digital Access, Inc.

     Date: November 16, 1998        /s/  PETER P. SAVAGE
                                    --------------------------
                                    Peter P. Savage
                                    Director
                                    President and Chief Executive Officer

     Date: November 16, 1998        /s/  JAMES L. KEEFE
                                    ---------------------------
                                    James L. Keefe
                                    Vice President Finance and
                                    Administration and Chief Financial Officer