Form 10-K405
period 1998-12-31
APPLIED DIGITAL ACCESS INC
filed 1999-03-31
CIK 919048

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1999 as reported on the Nasdaq National Market, was approximately $18,132,185. For the purposes of this calculation, shares owned by officers, directors and 5% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 12,918,599 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of February 28, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1999, referred to herein as the "Proxy Statement", are incorporated by reference as provided in Part III.

PART I

ITEM 1.  BUSINESS

         THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS. STATEMENTS WHICH USE THE WORDS "OBJECTIVE," "SEEK," "INTEND," "WILL," "ANTICIPATE," "CAN," "CONTINUE," AND "EXPECT," ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S (I) PLANS FOR DEVELOPMENT OR ACQUISITION OF NEW PRODUCTS OR ENHANCEMENT OF EXISTING PRODUCTS, (II) STRATEGY, (III) EXPANDED MARKETING EFFORTS, (IV) EXPECTED LEVELS OF EXPENDITURES, (V) GOAL OF MAXIMIZING THE VALUE OF TECHNOLOGY AND (VI) THE COMPANY'S TIMING OF YEAR 2000 COMPLIANCE, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISKS AND UNCERTAINTIES."

         Applied Digital Access, Inc. ("ADA" or the "Company"), was incorporated in California in August 1987, and reincorporated in Delaware in December 1997 through its merger into a newly formed Delaware corporation. Unless otherwise indicated, as used in this report, the "Company" and "ADA" refer to Applied Digital Access, Inc., a Delaware corporation, and it predecessor entity. The Company's principal executive offices are located at 9855 Scranton Road, San Diego, California, 92121.

         ADA is a leading provider of network performance management products that include systems, software, and services used to manage the quality, performance, availability and reliability of telecommunications service providers' ("TSPs") networks. ADA's products are designed to enable TSPs to improve their quality of service, to increase productivity, to lower operating expenses and to effectively deploy new services. ADA has positioned its business to assist TSPs in addressing the rapidly increasing demand for new services, higher bandwidth and access to the Internet. ADA's systems and software provide network management functions such as circuit provisioning, network configuration management, network performance management, circuit testing, and traffic management of the public switched network. ADA has addressed the industry demand for network management products with a three-faceted approach: (1) network systems that provide testing and performance monitoring functions as well as selected transport functions; (2) network management software that enables TSPs to manage their network operations; and (3) services that are customized to meet the evolving needs of the TSP market. The Company has formed two business units around the company's product lines: the Network Systems business unit and the Network Management business unit.

         The Network Systems business unit is built around the Company's test and performance management products and services, including its T3AS Test and Performance Monitoring System ("T3AS"), Centralized Test System ("CTS"), Remote Module, a DS1 network interface unit ("NIU"), Sectionalizer, Network Embedded Protocol Access system ("NEPA"), and Protocol Analysis Access System ("PAAS").

         The Network Management business unit focuses on the Company's Operations Systems ("OS") software products, including .Provisioner, Traffic Data Collection and Engineering System ("TDC&E"), Test OS, Fault Management System ("FMS"), Graphical Test Assistant ("GTA"), and OS design services. The formation of the Network Management business unit resulted from strategic acquisitions made in 1996 and 1997. The Company's 1996 acquisition of certain assets from Applied Computing Devices, Inc. ("ACD") resulted in the addition of the Company's TDC&E and FMS product lines. The Company's 1996 acquisition of certain assets from MPR Teltech, Ltd. and the subsequent 1997 acquisition of a software license from Northern Telecom, Ltd. resulted in the addition of the Company's .Provisioner product line.

         The Company's products are deployed by over 50 TSPs including the five regional bell operating companies ("RBOCs"), long-distance or interexchange carriers ("IXCs"), competitive local exchange carriers ("CLECs"), independent local exchange carriers ("ILECs"), emerging carriers and cable companies.

RECENT DEVELOPMENTS

         On March 3, 1999, the Company announced the termination of its joint development agreement ("JDA") with Nortel. The Company and Nortel entered into the agreement in September 1997 to develop SONET network element products for the telecommunications industry. The intellectual property rights associated with the jointly developed technology will become the property of the Company. Under the JDA, the Company and Nortel each contributed technology and development resources to the project conducted under the JDA and shared the development costs. The Company's development costs associated with the JDA have been expensed as incurred. Nortel is obligated to continue funding its share of the development costs associated with the JDA project through June 2, 1999. The Company expects to substantially reduce expenses associated with the development conducted under the JDA and will explore alternatives for maximizing the value of the jointly developed technology. There can be no assurance that the Company will be successful in its efforts to maximize the value of the technology developed under the JDA or that the jointly developed technology will provide future value to the Company. Under terms of the JDA, if the jointly developed technology is successfully implemented into a marketable product, Nortel retains the right to receive limited future royalties in order to recoup its share of development costs incurred under the JDA.

          On March 31, 1999 the Company announced a reduction in its workforce of approximately 65 people, or 22% of its total workforce. Of the reduction in workforce, 23 were temporary positions. The Company determined the reduction was necessary in order to align its current operations with the Company's objectives of focusing on market opportunities in its core business, reducing expenses including expenses related to its recently terminated JDA with Nortel and improving operating results. The majority of the reduction in workforce were engineers focused on development conducted under JDA. As a result of the reduction in workforce, the Company will close its office in Richardson, Texas. The Company will incur a significant one-time charge in the first quarter ending March 31, 1999, related to the reduction in workforce. The Company's restructuring plan includes the identification of the affected personnel, facility closures, asset write downs, and lease terminations. The Company has not completed its analysis of the total dollar amount associated with the restructuring charge, but will complete this process prior to issuing its first quarter operating results.

BACKGROUND

         The Telecommunications Deregulation Act of 1996 (the "1996 Telecommunications Act") has greatly increased the competitive nature of the telecommunications industry and has changed traditional supplier-customer relationships among local telephone companies and long distance providers. TSPs, which include the RBOCs, IXCs, CLECs, ILECs, Internet service providers ("ISPs"), cable companies, and emerging carriers are entering the territories and businesses of each other, fiercely competing to supply business customers with highly profitable telecommunications networks and services. The competitive climate has created significant challenges for TSPs as they strive to meet objectives of increasing revenue and market share, while retaining current customers and lowering operating costs.

         The volume of digital information transmitted through the telecommunication system has grown rapidly in recent years. This growth has been driven primarily by the proliferation of personal computers and workstations, the prevalence of networking and use of the Internet, the adoption of client/server computing, the increase in cellular telephone and facsimile use, and the deployment of new digital information applications including multimedia, video conferencing, and image-processing. As a result, TSPs have been required to rapidly deploy new high-speed data and voice circuits operating at a 1.54 megabit-per-second rate, called DS1, or T1, and at a 45 megabit-per-second rate, called DS3 or T3. The DS3 transmission rate is the highest electrical telecommunication circuit transmission rate currently available in North America.

         The present structure of the telecommunications industry in the United States is largely a result of the court-mandated divestiture of AT&T in 1984. The AT&T divestiture resulted in the creation of the RBOCs, the competitive IXC market, and the emergence of CLECs and emering carriers who offer local telephone service in competition with the RBOCs and ILECs. Regulation through competition is the philosophy that resulted in the breakup of AT&T, and the Company believes it continues to be the philosophy of the Federal Communications Commission ("FCC"). The passage of the 1996 Telecommunications Act allows each of these TSPs to enter the territories and businesses of the others and has resulted in an unprecedented number of mergers and acquisitions among TSPs. While the Company believes that the new law will bring new opportunities for network equipment suppliers, it is too early to assess the long-term impact of this new law on the telecommunications industry and ADA's business. RBOCs have faced increased competition from CLECs and emerging carriers and from the local service competitive initiatives of the IXCs and from non-traditional providers of telephone service such as cable television companies. The Company believes that many of the new competitive entrants will continue to focus their efforts on corporate and government communications networks, which are among the most profitable market segments. Customers in these segments require highly reliable data and voice communications circuits to enable them to conduct their day-to-day business without interruption. These new competitors are often able to offer higher-quality and lower-cost service than local telephone companies, and as a result, have gained significant market share in these segments. This increased competition has brought pressure on RBOCs to protect their existing revenue bases by improving the quality of their service and to reduce their costs. At the same time, the RBOCs continue to re-engineer and downsize their organizations. The large reductions in staff have often resulted in the loss of highly experienced and technical people, leaving less experienced staff to operate and maintain the networks.

         Long distance data or voice circuit often involves three or more telephone companies: the local telephone companies on each end and the IXC providing the connection between the two local companies. Responsibility for service in long distance high-speed data and voice networks is transferred from one carrier to another at their network boundaries.

         The Company believes that the segmentation of the telecommunications network has made it more difficult for telephone companies to identify and respond to problems in their networks. For example, many stock brokerage firms communicate real-time stock quotes and buy and sell orders to and from their brokers over high-speed data communications lines. Such firms monitor their own circuits and can detect when data communications service begins to degrade. When degradation in service is noted, the telecommunications manager of the firm contacts the telephone company that manages the network - typically the IXC. Initially, the IXC does not know where the problem is located and must initiate three trouble reports, one in each local telephone company and one in its own company. Each telephone company then dispatches multiple repair crews with portable test equipment to attempt to locate the problem. Typically, repair crews are dispatched to a number of locations, including the network boundary between the long distance and the local telephone company, the telephone building nearest the user, and to outside facilities such as the cables and equipment beneath streets and on poles between the central offices and the end-user customer. This system of maintenance results in a number of inefficiencies. For example, the Company believes telephone company repair crews often incur needless expense only to report "no trouble found." Despite their best efforts, repair crews often inadvertently interrupt or damage circuits that are working and may make unnecessary repairs.

         IXCs measure quality of service provided by the local telephone companies in two principal ways: failure rate (customer-reported troubles per 100 circuits per month), and mean-time-to-restore (the time needed to respond to and resolve a customer's complaint). These measures frequently influence IXCs and end-user customer decisions about which local telephone company to use. To date, local telephone companies' level of services measured by these standards has often placed them at a competitive disadvantage. In order to reduce failure rates and improve restoration times, the Company believes telephone companies are motivated to change the traditional methods of handling service problems as described above. They are looking for solutions that do not require dispatching repair crews with portable test equipment when problems occur and, instead, allow them to monitor circuits remotely from a central management site. They are also seeking effective methods of remotely testing and monitoring DS3 and DS1 circuits at the network boundary. Finally, telephone companies are looking to improve their quality of service by moving from reactive maintenance to preventive maintenance through performance monitoring. These network quality and performance requirements have created a need for a cost-effective solution to network performance management.

THE APPLIED DIGITAL ACCESS SOLUTION

         ADA focuses on providing network performance management solutions to TSPs. These solutions are comprised of products that address traffic, fault, performance, configuration, provisioning and test management. The Company has focused its research and development activities on creating products that provide answers, instead of data, to TSPs, and on making network management easier.

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

         The Company provides TSPs with network performance management products to provision new circuits, test circuits, monitor telephone network building blocks such as digital switches, digital cross-connect systems and SONET transmission systems, monitor transmission performance on high-speed digital circuits, and manage transmission facilities to optimize the performance of the telecommunications network in the era of increased demand from Internet usage. The Company believes its network systems products enable TSPs to greatly improve their reliability of service, reduce circuit repair time, reduce network management expense, and proactively maintain network quality.

STRATEGY

         The Company seeks to maintain a leadership position as a supplier of network performance management solutions for high-speed TSPs and to become a leading provider of OS solutions for network management of telecommunications networks:

         1.  DEVELOPING AND ENHANCING PRODUCTS FOR NETWORK BOUNDARY
             APPLICATIONS.

         The initial application for the Company's network systems products has been at the network boundary between the IXC and the local TSP. Installation of the T3AS system at these boundaries allows the local TSP to quickly determine if a reported trouble is within its network. It also allows the local TSP to continuously monitor its circuits and react to degradation of the signal before service is affected. With the Company's Remote Module, a DS1 NIU, the boundary between the local telephone company and the end-user can now be monitored non-intrusively, either in a stand-alone application or continuously monitored as part of an integrated system using the Company's test and monitoring systems or test and monitoring capabilities in systems from other suppliers. While the Remote Module provides valuable information about circuit performance when used in a stand-alone mode, it provides better information when used in conjunction with a test and monitoring system elsewhere in the network. The Company believes the Remote Module provides the most valuable information when used in conjunction with the Company's Sectionalizer Software and test and monitoring systems also made by the Company. The combination of the products' capabilities enables TSPs to improve their ability to address the increasingly competitive business environment.

         2. FOCUSING SALES AND MARKETING EFFORTS ON A BROADER RANGE OF TSPS.

         ADA's initial sales have been to the RBOCs and their affiliates, all of whom have a compelling need to improve the quality and reduce the cost of their services. Competitive pressures are forcing telephone companies to move toward a centralized network management infrastructure that uses integrated test and performance monitoring systems. The Company has broadened its target market with applications that are appropriate for IXCs, CLECs, emerging carriers, enterprise networks and other TSPs.

         3. DEVELOPING AND ENHANCING PRODUCTS AND SERVICES TO ADDRESS DATA PROTOCOLS.

         The Company believes that there are additional applications for ADA's product lines that extend its utility to new service offerings by its customers that address data protocols, including frame relay, asynchronous transfer mode ("ATM") and Internet protocols. The Company's NEPA and PAAS systems currently provide customers with testing and monitoring capabilities for broadband networks. The Company has additional protocol monitoring and analysis products under development.

         4. DEVELOPING AND ENHANCING PRODUCTS AND SERVICES TO ADDRESS OS.

         The Company is extending its current product line and market to address selected applications within the OS function. OS are computer software-based systems that provide operations support for telecommunications functions. The OS market is very large and companies such as Lucent Technologies, Inc. ("Lucent") and BellCore (recently renamed Telcordia Technologies) have historically addressed its applications. Some of the older products from these suppliers, called "legacy systems," are limited in their ability to provide TSPs with the real-time information that is needed to manage complex high-speed telecommunications networks. The market for intelligent network management systems has become fragmented, and the Company perceives a need for solutions that address the OS applications of provisioning, configuration management, testing, surveillance, performance monitoring and traffic management, among others. The Company further believes that additional value can be provided to its TSP customers through integration of multiple OS applications, and through integration of the Company's OS applications with existing legacy systems.

         5. DEVELOPING PRODUCTS TO ADDRESS NEW TRANSMISSION STANDARDS.

         The Company intends to extend its current products and develop new products to accommodate new telecommunication transmission standards. The Company anticipates that the SONET and SDH optical transmission standards will become the industry transmission standards for the North American and international networks, respectively. The Company's current network circuit test and performance monitoring systems do not address either the SONET or SDH transmission standards. The Company intends to extend its current products and develop new products to accommodate such new transmission standards and other advances in technology, as they evolve. See "Risks and Uncertainties--Rapid Technological Change and Dependence on New Products."

         6.  EXPANDING TO OTHER APPLICATIONS.

         The Company believes that there are additional applications for ADA's product lines that extend its utility to network boundaries between TSPs and other users, such as corporate customers, cellular telephone companies, and cable television companies.

PRODUCTS

         NETWORK SYSTEMS TEST AND PERFORMANCE MANAGEMENT PRODUCTS

         CENTRALIZED TEST SYSTEM (CTS)

         CTS is a sophisticated digital test system device for voice frequency ("VF"), digital data service ("DDS"), high-capacity digital service ("HCDS"), DS3, and packet based services, such as frame relay and ATM. CTS functions as a remote test unit ("RTU") and a test system controller for circuits transported through digital cross-connect systems (DCS). CTS accesses DS0, DS1 and DS3 circuits carried through synchronous or asynchronous interfaces on DCS. CTS is designed for applications with both centralized and distributed architectures. Its modular design, scalability, test suite and integrated testing and fault isolation functions provide an economic and flexible solution for DCS or non-DCS based test and performance monitoring. CTS' evolutionary platform can be reconfigured as an in-line T3AS system without obsolescence of original modules to add new capabilities and full-time performance monitoring and non-intrusive testing. CTS is installed where test access is highly critical and efficient use of network resources is important.

         T3AS TEST AND PERFORMANCE MONITORING SYSTEM (T3AS)

         T3AS consists of digital test access units ("DTAU") that can be co-located or placed at network boundaries between TSPs. The performance monitoring capabilities of T3AS provide visibility to the services carried by the network. T3AS is physically located at network boundaries between TSPs to quickly isolate, identify and report the location of circuit troubles in these networks. T3AS is an integrated test and performance monitoring device that interfaces to the network at both the DS1 and DS3 transport rates while providing visibility down to DS0, and subrate DS0, circuits. T3AS' technology and flexible architecture enable T3AS to function either as a DTAU or RTU. The T3AS system interfaces with the TSPs' network management OS using industry-standard interfaces and protocols. T3AS can also function as a CTS to interface with DCSs in the telephone network to provide additional test capability when circuit access is provided through such systems. The T3AS system supports up to 48 DS3 circuits, or 1,120 DS1 circuits when accessing the network at the DS1 rate of transmission. T3AS' distributed architecture allows individual high-speed or low-speed subsystems to be installed at locations remote from the T3AS base system. T3AS' distributed architecture supports applications where the number of DS3 or DS1 circuits at a particular remote location does not warrant the cost of a full T3AS system, such as at network boundaries with fewer than six DS3 circuits or 140 DS1 circuits between a local telephone company and an IXC, and at network boundaries between the local telephone company and the end-user. Users can easily upgrade their existing T3AS systems by adding distributed system hardware modules and software. The low-speed subsystem provides test and performance monitoring capabilities similar to the high-speed subsystem, but for DS1 circuits. This subsystem is intended for network boundaries where circuits cross at the DS1 rate. The low-speed subsystem units are interchangeable with the high-speed subsystem units in the T3AS racks. Each low-speed subsystem has a capacity of 140 DS1 circuits and can be deployed in a distributed system to share administration and test resources with the other subsystems of the T3AS base system.

         REMOTE MODULE

         ADA's Remote Module is an intelligent DS1 NIU that non-intrusively monitors the performance of T1 circuits. Installed at network boundaries between the local TSP and the end-user, the Remote Module enables the TSP to determine whether circuit troubles originated in the TSP's network or in the end-user's network. When installed at the local TSP's network boundary at the end-user customer premises, and in tandem with a T3AS system at the network boundary between the long distance telephone company and the local service provider, the Remote Module provides a unique end-to-end view of the DS1 circuit. This view of service level performance is critical to improve service quality and reliability and to reduce costs. Telephone network management centers can view a DS1 circuit within their network and beyond the boundaries of their network, and can quickly identify and isolate failures from the performance monitoring information available. The Remote Module can provide similar, although less extensive functionality, in a stand-alone mode, or in conjunction with DTAUs and RTUs provided by other suppliers.

         SECTIONALIZER

         Sectionalizer is expert system software that non-intrusively identifies the location of DS1 circuit troubles and provides answers in seconds rather than hours. Sectionalizer correlates and processes extended superframe performance monitoring data and presents that information pictorially to technicians enabling them to isolate problems in real time to determine whether they are on the customer's premises or other portions of the network. Hard to isolate sporadic troubles are identified through the software's correlation of historical circuit events. Sectionalizer complements the deployment of Remote Module, T3AS and CTS by utilizing the equipment to rapidly identify and isolate network troubles and take a proactive perspective in network management. Sectionalizer is the driving force behind ADA's Network Boundary Sectionalization application. Sectionalizer executes on T3AS, CTS, and Remote Module platforms.

         NETWORK EMBEDDED PROTOCOL ACCESS (NEPA)

         NEPA is a system that provides TSPs with the ability to remotely and non-intrusively access, analyze and monitor Frame Relay, IP, and ATM networks. NEPA probes the network and the embedded protocols within it, providing real-time analysis of both the physical and logical network layers, including fault isolation and notification, circuit turn-up, and systems testing. NEPA is an SNMP standards based system that provides on-demand, non-intrusive remote protocol analysis and testing of data communciations networks, circuits, and devices. NEPA's intuitive user interface utilizes web browser technology to provide remote access and analysis of network protocols via the Internet. The systems architecture facilitates multiple remote monitoring, analysis and access sessions supporting concurrent users and simultaneous testing sessions. The NEPA system collects data out in the network and transports the information to a UNIX or NT server. NEPA software applications interactively utilize the server's collected data to allow support personnel network analysis from anywhere in the network via the Internet. These access locations may be at the network backbone, or at switching devices, routers, and other network access devices.

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

         NETWORK MANAGEMENT OS SOFTWARE PRODUCTS

         .PROVISIONER

         Provisioner is an OS software application that provides service initiation and service management capability for transport networks comprised of multiplexers, DCSs, and other transport elements. .Provisioner enables TSPs to activate new circuits and services, and to manage transport networks from a single user interface concentrating on end-to-end services rather than on individual network elements. .Provisioner is a turnkey solution for multi-vendor operations. The modular architecture and object-oriented software support current and future applications, including management of frame relay and ATM networks.

         TRAFFIC DATA COLLECTION AND ENGINEERING ("TDC&E")

         TDC&E is a traffic management OS that provides the capability to collect traffic data from a variety of existing network elements, predominantly central office switches, in addition to emerging network elements such as ATM and frame relay switches. TDC&E supports all major traffic engineering functions and provides an accurate, quantifiable reporting mechanism for marketing and quality assurance functions.

         FAULT MANAGEMENT SYSTEM ("FMS")

         FMS is an alarm and network surveillance OS that is used in combination with other OS software installed in TSP networks. This application is designed to receive and analyze alarm messages, fault messages, and information from managed network elements. Key features of this system include real-time event and alarm acquisition, event processing and correlation, and historical fault analysis and reporting. In addition, automated reactions and responses can be programmed based upon selected event occurrences. FMS provides operational system features to manage the state of a multi-network-element, multi-vendor hybrid network.

         TEST OS & Graphical Test Assistant ("GTA")

         Test OS is a browser-based test management operating system that provides fast test access through point-and-click graphical user interfaces ("GUI") that replace cumbersome test commands and hide distinctions in test equipment and software to simplify ease of use. Test OS is a highly scalable, flexible application that supports multiple users at varying access levels for tests at DS0, DS1 and DS3 rates. GTA is a Test OS application that functions as a graphical test front-end system to T3AS and CTS for DS0, DS1 and DS3 testing. GTA provides simple point-and-click access to all T3AS and CTS testing functionality on a Windows NT or Windows 95 platform. While primarily designed for TSPs without a test management OS, GTA also complements existing test OSs by augmenting functionality.

CUSTOMERS

         The Company sells its network performance management products and services to the TSP market and several enterprise networks. Historically, the majority of the Company's network test and performance monitoring products have been sold to the RBOCs. The RBOCs accounted for approximately 73%, 31% and 47% of the Company's total revenue in years 1996, 1997 and 1998, respectively. In 1997, the Company expanded its customer base for its network test and performance monitoring products to include the long distance, or IXC, market with sales of these products to MCI WorldCom. In 1996 and 1997, the Company acquired and developed several network management OS software products. The acquisitions added over 30 new customers to the Company's customer base. Customers for the Company's network management OS software products and services include MCI WorldCom, British Columbia Telecom, GTE, WinStar Communications, IntelCom Group and other TSPs and enterprise networks. The Company has provided software design services to Nortel Network Management Services Division, Telus, BC Tel and Bell Canada. The Company has increased its sales and marketing efforts aimed at CLECs, IXCs, emerging carriers and enterprise networks. There can be no assurance that these efforts will be successful. See "Risks and Uncertainties--Competition."

         The Company currently has purchase contracts with MCI WorldCom, Ameritech, BellAtlantic, BellSouth and Southwestern Bell. MCI WorldCom has also entered into license agreements with the Company. Other TSPs purchase the Company's network systems products and network management OS products under standard purchase orders and software license agreements. Since the MCI WorldCom, BellSouth, Ameritech and Southwestern Bell contracts may be terminated at either the customers' or the Company's convenience, the Company believes that these purchase and license contracts are not materially different than purchasing or licensing under standard purchase orders. Most of the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. In addition, a small number of customers have historically accounted for substantially all of the Company's revenue in any given fiscal period. In 1998, BellSouth, MCI WorldCom and Bell Atlantic accounted for 26%, 23%, and
12% of the Company's total revenue, respectively. In 1997, Nortel, MCI
WorldCom and BellSouth accounted for 20%, 28%, and 17% of the Company's total revenue, respectively.

         Prior to selling products to RBOCs and certain IXCs and ILECs, a vendor must often first undergo a product qualification process for its product with these carriers. The Company typically spends from six to eighteen months or more discussing its products with a potential customer prior to the customer agreeing to put the product through its qualification process. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more and generally consists of the following phases:

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

         The loss of one or more of the Company's major customers, the reduction of orders or a delay in deployment of the Company's products could materially and adversely affect the Company's business, operating results and financial condition. Further, any failure on the part of any of the Company's customers to maintain their approval of the Company's products, failure of any of the Company's customers to deploy the Company's products or any attempt by any of the Company's customers to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that new customers will approve the Company's products, or that such approval will not be significantly delayed. Furthermore, work force reductions and staff reassignments by the Company's customers have in the past delayed or indefinitely postponed the product approval process and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that the impact of such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

TECHNOLOGY

         The T3AS system consists of a real-time operating system and an extensive suite of proprietary applications software that is executed on proprietary distributed processing hardware. The operating system implements the distributed processing functionality of T3AS by linking, in a maximum capacity system, more than 350 dedicated microprocessors in a real-time computing environment. The T3AS software architecture is designed to enable new system features and capabilities to be installed easily through field software upgrades. Up to 145 simultaneous users can be supported by the T3AS system. All performance monitoring parameters and telephone circuit tests have been verified for compliance with BellCore-published technical requirements by BellCore, and also independently verified by the Company's telephone company customers.

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

         The Company has evolved its performance management technology, originally focusing on the physical layer, and moving to higher levels addressing logical layers and higher protocol layers. This technology provides for end-to-end circuit performance management in a diverse network containing multiple hierarchical transport protocols.

         The Company's Remote Module introduces new technology that serves to extend the performance management capabilities of the T3AS to the customer premises boundary for use in NIU products. This capability facilitates sectionalization of network faults on T1 circuits. This technology provides support for T1 performance monitoring and the ability to convey performance monitoring information into the network from the customer premises in a fashion that is completely transparent to the customer's data. This new technology has been offered up for standardization and the Company is working closely with the ANSI, T1R1 and T1M1 standards bodies on incorporating this technology into the new T1 standards. However, there can be no assurances that this new technology will be adopted by the ANSI, T1R1 and T1M1 standards bodies as an industry standard.

         The Company's OS software products include systems that perform digital cross-connect and add-drop multiplexer service activation, circuit provisioning, node surveillance and switched fault management, and traffic data collection and reporting. The products provide capabilities as stand-alone products or can be integrated into a total solution offering with other ADA products or a TSP's legacy or standards based service management framework. The software products are designed using the latest object-oriented methodologies. The development life cycle process is well documented and has been registered as ISO 9001 compliant. The enhanced products are written to support the latest in Relational database, ODBC, JDBC, Corba compliant and client server technologies. GUI versions of the TDC&E and .Provisioner products support JAVA web browser enabling technology and all current versions of these products are either year 2000 compliant or have year 2000 support activities scheduled to complete in 1999. There can be no assurance that the Company will be successful in implementing its year 2000 modifications in a cost-effective and timely manner.

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

         Product line extensions require the Company to work closely with its current and potential customers. Using feedback received from such customers, the Company identifies and then develops new products and enhancements to its existing products that the Company believes will increase their usefulness or extend their application. Examples of product extensions of the Company's T3AS test and performance monitoring system include CTS, NEPA and PAAS. In addition, the Company continually seeks to reduce the manufacturing costs of its products by taking advantage of advances in hardware technology. Finally, new technologies, such as SONET, frame relay, and ATM are the focus of significant research and product development activity at ADA. The Company anticipates that the SONET and SDH optical transmission standards will become the industry standards over the coming years for the North American and international networks, respectively. The Company's current network circuit test and performance monitoring systems do not address either the SONET or SDH transmission standards.

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

         In 1996, 1997, and 1998, the Company spent $7.4 million, $9.2 million and $14.3 million, respectively, on research and development efforts. In 1997 and 1998, the Company's research and development operating expenses included $2.2 million and $3.9 million offsets, respectively, representing Nortel's proportionate share of development costs incurred for the initial project conducted under the JDA. As a result of Nortel's termination of the JDA, the Company expects to significantly reduce research and development expenses previously associated with the JDA. Nortel is obligated to continue funding its share of development costs associated with the JDA through June 2, 1999. The Company cannot currently determine the impact the JDA termination will have on the company's operating results.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations focus on network systems products and consist primarily of material planning and procurement, final assembly, module testing, burn-in, final system testing and quality control. The Company procures all components from outside manufacturers and believes it has good relationships with its suppliers. The majority of final assembly and tests are completed by the Company at its production facility. The Company utilizes contract manufacturing (both consignment and turnkey operations) for the assembly of certain sub-assemblies, including printed circuit board modules. The Company also purchases sub-assemblies that have been modified to the Company's specifications from original equipment manufacturers.

         The Company is registered under the ISO 9001 standard for its headquarters facility in San Diego, California. ISO 9001 Quality Standards were developed by the International Organization for Standardization. It is a quality system standard for ensuring a total quality management system in engineering and manufacturing. The scope of the Company's registration is for the design and manufacture of telecommunications network performance management products, including associated software that help TSPs manage their networks.

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

         Additionally, the Company uses third-party subcontractors for the manufacture of its sub-assemblies. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability or interruption of access to certain process technologies and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and result in increased prices for affected parts. To procure adequate supplies of certain components, the Company must make advance commitments to purchase relatively large quantities of such components in a number of circumstances. The Company believes, however, that by relying on a limited number of suppliers, it is in a better position to control quality, reduce manufacturing costs and improve product standardization.

         At December 31, 1998, the Company had open noncancelable purchase commitments of approximately $3,003,000 covering several different components. A large portion of the Company's purchase commitments consist of custom parts, some of which are sole source such as VLSI ASICs, for which there is no alternative use or application. The inability of the Company to incorporate such components in its products could have a material adverse effect on the Company's business, operating results and financial condition.

MARKETING, SALES AND CUSTOMER SUPPORT

         The Company markets its products to TSPs through an experienced direct sales force and strategic partnerships with third parties. Each of the Company's sales managers operate from a site located near his or her strategic responsibility.

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

BACKLOG

         At December 31, 1998, the Company had a firm backlog of approximately $5,178,000, all of which is expected to be filled during fiscal 1999. At December 31, 1997, backlog was approximately $2,672,000. The majority of backlog represents orders for the Company's network management OS products. Orders for network management OS products generally have longer lead times than network systems products but are generally delivered within six months of the order placement. The Company has been operating in a book and ship mode for network systems products, a trend the Company anticipates will continue. There can be no assurance that the current level of backlog will continue. In addition, since orders constituting the Company's current backlog are subject to changes in delivery schedules, the backlog is not necessarily an indication of future revenue. In certain cases, ADA may permit orders to be canceled without penalty where management believes it may be in the best interests of ADA to do so. To date, cancellation of orders has not been material.

COMPETITION

         Competition in the Company's markets is intense and is characterized by rapidly changing technologies, conformance with evolving industry standards, frequent new product introductions and enhancements, rapid change in customer requirements, and price-competitive bidding. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new products and features that keep pace with increasing customer requirements. The Company expects competition in its markets to increase from existing competitors and from other companies which may enter the Company's current or future markets.

         The Company believes the principal competitive factors affecting the market for its network systems test and performance monitoring products are: product features, price, conformance with BellCore and other industry transmission standards and specifications, performance and reliability, technical support, and the maintenance of close working relationships with customers. The Company's network systems products, especially CTS and Remote Module, are currently focused in highly competitive market niches. The environment for CTS and Remote Module is fiercely competitive with respect to price, product features, established customer-supplier relationships and conformance with industry standards. The Company believes the current competitors that provide partial solutions to either performance monitoring or testing of the DS3, and the DS1 and DS0 circuits that make up the DS3 circuit, include Hekimian Laboratories, Inc. ("Hekimian"), Telecommunications Techniques Corporation ("TTC"), Anritsu Wiltron Corporation ("Wiltron") and some of the manufacturers of large transmission equipment and digital cross-connect test and performance monitoring equipment such as Lucent Technologies, Inc. ("Lucent"), Alcatel Data Networks ("Alcatel"), Ericsson Communications Inc. ("Ericsson"), ADC Telecommunications, and Tellabs, Inc. The Company's Remote Module product addresses the DS1 NIU market in which current competitors include Westell Inc., Teltrend Inc., and Troncom, Inc. Many of these competitors have significantly greater technical, financial, manufacturing, and marketing resources than the Company. In addition, in 1997, ANSI adopted certain of the Company's technology as an industry standard. As a result, the Company is obligated to grant licenses of this technology to third parties, including competitors, on fair and equitable terms and may also face competition from the licensees of its own technology.

         The Company believes there are an increasing number of current competitors in the network management OS market that provide network management OS applications for circuit and services provisioning and services management, testing and test management, fault and alarm management and surveillance, network and circuit performance monitoring and traffic data collection and management telecommunications functions. The OS market is characterized by a wide range of companies that have varying degrees of market influence. The nature of the network management and OS market is such that improved technologies and tool sets have made the barriers to entry in this market relatively small resulting in fierce competition. The principal competitive factors affecting the Company's network management and OS products include product quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality and ease of use. The Company's existing and potential competitors offer a variety of solutions to address network management needs. Competitors include suppliers of standard off-the-shelf products, custom software developers, large telecommunications equipment vendors that offer software applications to manage their own and other suppliers' equipment, such as Lucent, Nortel, Fujitsu, and Ericcson, hardware and software vendors, including IBM, Sun Microsystems and Hewlett Packard, and providers of specific network management and OS applications such as BellCore, Objective Systems Integrators ("OSI"), TCSI Corporation ("TCSI"), Architel and others. Additionally, many of the Company's existing and potential customers continuously evaluate whether they should develop their own network management and OS applications or license them from outside vendors. The Company expects competition in the OS market to increase significantly in the future.

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

PROPRIETARY RIGHTS

         ADA relies on a combination of technical leadership, trade secret, patent, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customers needs. Currently, the Company has fifteen U.S. patents granted (each of which has a minimum of eleven years remaining). Additionally, the Company has three pending U.S. patent applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged.

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

EMPLOYEES

         As of February 28, 1999, ADA had approximately 261 employees, including 150 in engineering, 60 in sales, marketing and customer support, 21 in operations and 30 in administration and finance. The Company also employs a number of temporary and contract employees. As of February 28, 1999, the Company employed approximately 31 temporary and contract employees mostly in research and development. The success of the Company is dependent, in part, on its ability to attract and retain highly qualified personnel. Competition for such personnel is intense and the inability to attract and retain additional key employees or the loss of one or more current key employees could adversely affect the Company. There can be no assurance that the Company will be successful in hiring or retaining requisite personnel.

INDUSTRY SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company operates in one industry segment through two business units focused on the Company's network systems and network management product lines, respectively. Information with respect to the Company's operations in its business units and geographical areas for the 1996, 1997 and 1998 fiscal years is set forth in Note 6 on pages F-15 through F-19 of the Company's Financial Statements and is incorporated herein by reference.

 RISKS AND UNCERTAINTIES

         CUSTOMER MERGERS. Many of the major TSPs currently involved in or that have recently completed merger transactions are customers of the Company. Several of these mergers involved companies that purchase network systems and software products and services from the Company's competitors. Consequently, these mergers may result in the loss of business and customers for the Company. Additionally, the impact of capital spending constraints during the merger transitions and thereafter has had and could continue to have a material adverse effect on the Company's business, operating results and financial condition. In addition, future merger transactions involving or contemplated by the Company's current or prospective customers may cause increased concentration among some of the Company's major customers or delays or decreases in their capital spending decisions, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

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

         COMPETITION. Competition in the Company's markets is intense and is characterized by rapidly changing technologies, conformance with evolving industry standards, frequent new product introductions and enhancements, rapid changes in customer requirements, and price-competitive bidding. To maintain and improve its competitive position, the Company must continue to develop and introduce, in a timely and cost-effective manner, new products and features that keep pace with increasing customer requirements. The Company expects competition in its markets to increase from existing competitors and from other companies which may enter the Company's current or future markets. The Company believes the principal competitive factors affecting the market for its network systems test and performance monitoring products are product features, price, conformance with BellCore and other industry transmission standards and specifications, performance and reliability, technical support, and the maintenance of close working relationships with customers. The Company's network systems products, especially CTS and Remote Module, are currently focused in highly competitive market niches. The environment for CTS and Remote Module is fiercely competitive with respect to price, product features, established customer-supplier relationships and conformance with industry standards. The Company believes the current competitors that provide partial solutions to either performance monitoring or testing of the DS3, and the DS1 and DS0 circuits that make up the DS3 circuit, include Hekimian, TTC, Wiltron and some of the manufacturers of large transmission equipment and digital cross-connect test and performance monitoring equipment such as Lucent, Alcatel, Ericsson, ADC Telecommunications, and Tellabs, Inc. The Company's Remote Module product addresses the DS1 NIU market in which current competitors include Westell Inc., Teltrend Inc., and Troncom, Inc. In addition, in 1997, ANSI adopted certain of the Company's Remote Module signaling technology as an industry standard. As a result, the Company is obligated to grant licenses of this technology to third parties, including competitors, on fair and equitable terms which has resulted in competition from the licensees of its own technology. Many of these competitors have significantly greater technical, financial, manufacturing, and marketing resources than the Company.

         The Company believes there are an increasing number of current competitors in the network management OS market that provide network management OS applications for circuit and services provisioning and services management, testing and test management, fault and alarm management and surveillance, network and circuit performance monitoring and traffic management telecommunications functions. The OS market is characterized by a wide range of companies that have varying degrees of market influence. The nature of the network management OS market is such that improved technologies and tool sets have made the barriers to entry in this market relatively small resulting in fierce competition. The principal competitive factors affecting the Company's network management OS products include product quality, performance, price, customer support, corporate reputation, and product features such as scalability, interoperability, functionality and ease of use. The Company's existing and potential competitors offer a variety of solutions to address network management needs. Competitors include suppliers of standard off-the-shelf products, custom software developers, large telecommunications equipment vendors that offer software applications to manage their own and other suppliers' equipment, such as Lucent, Nortel, Fujitsu, and Ericsson, hardware and software vendors, including IBM, Sun Microsystems and Hewlett Packard, and providers of specific network management and OS applications, such as BellCore, OSI, TCSI, Architel and others. Additionally, many of the Company's existing and potential customers continuously evaluate whether they should develop their own network management and OS applications or license them from outside vendors. The Company expects competition in the OS market to increase significantly in the future. Additionally, several of the Company's competitors have long-established relationships with the Company's current and prospective customers which may adversely affect the Company's ability to successfully compete for business with these customers. In addition, product price reductions resulting from market share penetration initiatives or competitive pricing pressures could have a material and adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that the Company will have the financial resources, technical expertise or manufacturing, marketing, distribution and support capabilities to compete successfully in the future.

         CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS. The market for the Company's products and services currently consists of the five RBOCs, IXCs, ILECs, CLECs, emerging carriers, ISPs, enterprise networks and other TSPs. Historically, the Company's marketing efforts focused primarily on the RBOCs, which accounted for approximately 73%, 31% and 47% of the Company's total revenue in 1996, 1997, and 1998, respectively. However, the Company's strategy has been to focus its efforts on diversifying its customer base. RBOCs, and IXCs customers accounted for 47%, and 23% of the Company's total revenue in 1998 and 31% and 27% in 1997, respectively. The increased customer base is primarily a function of the Company's acquisitions in 1996 of Applied Computing Devices, Inc. ("ACD") and the Special Services Network ("SSN") division of MPR Teltech Inc. and the acquisition of the DSS II license from Nortel in 1997. As a result of these acquisitions, the Company added OS related products and services that the Company has been able to market to a wider group of customers. In addition, the Company added a number of TSPs that were new customers to the Company. To date, the OS customers tend to be long distance telephone companies, CLECs, emerging carriers and enterprise vendors who have not invested in legacy systems from BellCore. While the Company believes its customer base diversification is beneficial to the Company, there can be no assurances that the Company will be able to continue expanding the distribution of its OS and system products and services to additional prospective customers. In addition, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, a delay in deployment of the Company's products or the cancellation, modification or non-renewal of license or maintenance agreements could materially and adversely affect the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and MCI WorldCom have entered into purchase contracts with the Company. MCI WorldCom has also entered into license agreements with the Company. Other TSPs purchase the Company's network system products and license OS products under standard purchase orders. Since the RBOC and MCI WorldCom contracts may be terminated at either the customer's or the Company's convenience, the Company believes that the purchase contracts and license agreements are not materially different than purchasing or licensing under purchase orders. Prior to selling products to RBOCs and certain other TSPs, a vendor must often first undergo a product qualification process with the TSP for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, the five RBOCs, MCI WorldCom and several other customers have qualified the Company's products, when required. Any failure on the part of any of the Company's customers to maintain their qualification of the Company's products, failure of any of the TSPs to deploy the Company's products, or any attempt by any of the TSPs to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, work force reductions and staff reassignments by some of the Company's customers have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

         DEPENDENCE ON TWO PRODUCT LINES. Historically, the majority of the Company's revenue has been derived from the sale of its network systems products and services. However, as a result of acquisitions completed in 1996 and 1997, the Company added additional product lines and derived revenue from a product mix of both network systems products and services and network management OS software products and services. Revenue from network systems products and services, including CTS, T3AS and Remote Module, generated 50% and 56% of the Company's total revenues in 1997 and 1998, respectively. Revenue from network management OS products and services, including software design services,
 .Provisioner, Test OS, TDC&E and FMS, generated 50% and 44% of the Company's total revenue in 1997 and 1998, respectively. However, there can be no assurance that the Company's future revenues will not be heavily dependent on sales from only one of its primary product lines. The Company is investing in the expansion of these two product lines through the enhancement, development and marketing of its NIU, CTS, NEPA, T3AS, Test OS, .Provisioner, TDC&E and FMS products. Failure by the

Company to enhance either its existing products and services or to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

         MANAGEMENT OF CHANGING BUSINESS. As a result of acquisitions in 1996 and 1997, the Company formed two business units around the Company's product lines: the Network Systems business unit and the Network Management business unit. The Network Systems business unit is built around the Company's test and performance management products, including T3AS, CTS, Remote Module, Sectionalizer, NEPA and PAAS products. The Network Management business unit focuses on OS software products including .Provisioner, TDC&E, Test OS, GTA, FMS, and OS design services. These business units operate in four separate geographic locations. The Company continues to face significant management challenges related to the integration of the business operations of these business units. The acquisitions and resultant growth in the Company's infrastructure have placed, and are expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in management of a geographically distributed organization, and in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company may also make future acquisitions where it believes it can acquire new products or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high technology companies are inherently risky and can place significant strains on the Company's management, information systems and operations. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of recent or future acquisitions or in the future. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, operating results, and financial condition. Additionally, as a result of the termination of the JDA, the Company expects to discontinue operations conducted at its Richardson, Texas facility. There can be no assurance that the Company will not incur significant expenses related to the closure of the Texas facility that could have a material impact on the Company's business, operating results and financial condition.

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

         The inability to obtain sufficient key components as required or to develop alternative sources if and as required in the future could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's customer relationships and operating results. Additionally, the Company uses third-party subcontractors for the manufacture of its sub-assemblies. This reliance on third-party subcontractors involves several risks, including the potential absence of adequate capacity, the unavailability of or interruption in access to certain process technologies, and reduced control over product quality, delivery schedules, manufacturing yields and costs. Shortages of raw materials or production capacity constraints at the Company's subcontractors could negatively affect the Company's ability to meet its production obligations and could result in increased prices for affected parts.

         HIGH INVENTORY LEVELS AND NEED TO MAKE ADVANCE PURCHASE COMMITMENTS. To respond to anticipated customer demand, the Company maintains high inventory levels. Maintaining high inventory levels substantially increases the risk that the Company's profitability and results of operations may from time to time be materially and adversely affected by inventory obsolescence. To procure adequate supplies of certain products or components, the Company must make advance commitments to purchase relatively large quantities of such products or components in a number of circumstances. A large portion of the Company's purchase commitments consists of custom parts, some of which are sole-source such as VLSI ASICs, for which there is no alternative use or application. In the first quarter of 1998, the Company recorded a charge for inventory obsolescence totaling $378,000. The inability of the Company to sell such products or incorporate such components in its other products could have a material adverse effect on the Company's business, operating results and financial condition.

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

         ADA has conducted a comprehensive evaluation of its non-IT systems and equipment (e.g., facilities, and test equipment containing microprocessors or other similar circuitry, etc.). Based on this evaluation, ADA does not expect Year 2000 issues to have a material adverse effect on the Company's non-IT systems and equipment. However, Year 2000 compliance for some of the Company's non-IT systems and equipment is dependent upon upgrades to be provided by third party vendors. The Company expects all upgrades required from third party vendors to complete Year 2000 compliance for non-IT systems and equipment to be completed by September 30, 1999. There can be no assurance that third party vendor upgrades to non-IT systems and equipment will be Year 2000 complaint or that the upgrades will be completed prior to the end of 1999 which could negatively impact the functionality of non-IT systems and equipment that could have a material adverse effect on the Company's revenue, operating results and financial condition.

         In addition, the Company has made inquiries of its third party suppliers to determine if they have any Year 2000 issues that will materially and adversely impact the Company. To date, the Company has not been made aware of any material Year 2000 issues which would adversely affect ADA.

         The Company believes that the majority of its current products are Year 2000 compliant. The remaining Company products are expected to be Year 2000 compliant by June 30, 1999. The Company had originally expected this process to be completed by December 31, 1998. The Company does not expect additional efforts required to complete Year 2000 compliance for these products will be material. Internal validation testing is being conducted as products are being upgraded. An independent third party also performed validation testing on one of the Company's test and performance management products. However, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's operating results or financial condition.

         Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. TSPs have devoted a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from network performance management products. Such changes in customers' spending patterns have had and could continue to have a material adverse impact on the Company's sales, operating results or financial condition.

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

         PROPRIETARY TECHNOLOGY. The Company relies on a combination of technical leadership, patent, trade secret, copyright and trademark protection and non-disclosure agreements to protect its proprietary rights. Although the Company has pursued and intends to continue to pursue patent protection of inventions that it considers important and for which such protection is available, the Company believes its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customers needs. Currently, the Company has fifteen U.S. patents granted. Additionally, the Company has three pending U.S. patent applications on file covering various circuit and system aspects of its products. There can be no assurance that the Company will be granted additional patents or that, if any patents are granted, they will provide the Company's products with significant protection or will not be challenged. Additionally, should a third party challenge any of the Company's current or future patents, there can be no assurance that the Company will be successful in defending its patents or that any litigation, regardless of outcome, will not result in substantial cost to and diversion of efforts by the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, consultants and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its proprietary technology or that ADA's proprietary rights will preclude competitors from developing products or technology equivalent or superior to that of the Company.

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

ITEM 2.  PROPERTIES

         The Company currently maintains its headquarters in a leased facility in San Diego, California, which contains all development, engineering, assembly, marketing and administrative functions, in 62,368 square feet of space in one building. The lease expires in 2003. The Company has sub-leased a portion of the San Diego facility through 2000. The Company also leases additional office facilities in Terre Haute, Indiana, Burnaby, British Columbia and Richardson, Texas, all of which house product development and customer support operations. The Company leases 12,600, 25,604 and 14,750 square feet of space in Terre Haute, Burnaby and Richardson, respectively. The Terre Haute, Burnaby and Richardson leases expire in September 1999, December 1999 and January 2005, respectively. The Company believes that its existing facilities will be adequate to meets its needs through 1999.

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

                                1998                     HIGH        LOW
                                ----                     ----        ---
                           First Quarter             $   10.75    $    6.06



                           Second Quarter                 8.75         4.31
                           Third Quarter                  5.94         2.38
                           Fourth Quarter                 3.69         2.00

                                1997                     HIGH         LOW
                                ----                     ----         ---
                           First Quarter             $    8.50    $    4.88
                           Second Quarter                 9.38         3.63
                           Third Quarter                 10.00         6.50
                           Fourth Quarter                11.88         5.00

There were 321 shareholders of record as of February 28, 1999.

DIVIDEND POLICY

         Applied Digital Access has not declared or paid any cash dividends on its Common Stock to date. The Company currently intends to retain all earnings, if any, to fund the development and growth of its business and therefore does not anticipate paying any cash dividends within the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                 1994              1995            1996             1997             1998
                                                 ----              ----            ----             ----             ----
(Dollars in thousands, except
per share data)
Revenue                                    $    35,597        $    20,470       $   24,422      $   34,050       $   29,217
Gross profit                                    20,791             11,753           11,813          18,934           15,630
Operating expenses:

    Research and  development                    5,335              5,807            7,356           9,164           14,313
    In process research and development
       related to acquisitions

                                                     -                  -            3,286           1,578                -
    Sales and marketing                          3,363              4,234            6,312           7,995            9,801
    General and administrative                   2,337              2,985            3,576           5,252            5,079
                                             ---------          ---------         --------         -------          -------
         Total operating expenses               11,035             13,026           20,530          23,989           29,193
                                             ---------          ---------         --------          ------           ------
Net income (loss)                         $     10,620        $       759       $   (7,120)     $   (4,283)      $  (13,124)
                                             ---------          ---------         --------         -------          -------
                                             ---------          ---------         --------         -------          -------
Net income (loss) per share,               $      1.01        $       .06       $     (.59)     $     (.34)      $    (1.03)
                                             ---------          ---------         --------         -------          -------
                                             ---------          ---------         --------         -------          -------
       basic (1)

Net income (loss) per share,               $       .88        $       .06       $     (.59)     $     (.34)      $    (1.03)
                                             ---------          ---------         --------         -------          -------
                                             ---------          ---------         --------         -------          -------
       diluted (1)
Weighted average number of shares,              10,542              11,806          12,084          12,460           12,711
       basic (1)
Weighted average number of shares,              12,091             12,848           12,084          12,460           12,711
       diluted (1)
Working capital                             $   26,081        $    36,728       $   31,229      $   26,788       $   16,756
Total assets                                    48,919             49,936           45,972          46,283           34,272
Long-term debt                                      82                 49               33              15                -

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share. Amounts have been restated for the adoption of Statement of Financial Accounting Standard No. 128 "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         On March 3, 1999, the Company announced the termination of its joint development agreement ("JDA") with Nortel. The Company and Nortel entered into the JDA in September 1997 to develop SONET network element products for the telecommunications industry. The intellectual property rights associated with the jointly developed technology will become the property of the Company. Under the JDA, the Company and Nortel each contributed technology and development resources to the project and shared the development costs. The Company's development costs associated with the JDA have been expensed as incurred. Nortel is obligated to continue funding its share of the development costs associated with the JDA project through June 2, 1999. The Company expects to substantially reduce expenses associated with the development conducted under the JDA and will explore alternatives for maximizing the value of the jointly developed technology. There can be no assurance that the Company will be successful in it efforts to maximize the value of the technology developed under the JDA or that the jointly developed technology will provide future value to the Company. Under terms of the JDA, if the jointly developed technology is successfully implemented into a marketable product, Nortel retains the right to receive limited future royalties in order to recoup its share of development costs incurred under the JDA.

          On March 31, 1999 the Company announced a reduction in its workforce of approximately 65 people, or 22% of its total workforce. Of the reduction in workforce, 23 were temporary positions. The Company determined the reduction was necessary in order to align its current operations with the Company's objectives of focusing on market opportunities in its core business, reducing expenses including expenses related to its recently terminated JDA with Nortel and improving operating results. The majority of the reduction in workforce were engineers focused on development conducted under JDA. As a result of the reduction in workforce, the Company will close its office in Richardson, Texas. The Company will incur a significant one-time charge in the first quarter ending March 31, 1999, related to the reduction in workforce. The Company's restructuring plan includes the identification of the affected personnel, facility closures, asset write downs, and lease terminations. The Company has not completed its analysis of the total dollar amount associated with the restructuring charge, but will complete this process prior to issuing its first quarter operating results.

RESULTS OF OPERATIONS

         The following table sets forth certain statements of operations data as a percent of revenue, for the years ended December 31, 1996, 1997 and 1998.

                                                                                  YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                              1996          1997           1998
                                                                              ----          ----           ----
                   Revenue                                                    100%          100%           100%
                   Cost of revenue                                             52%           44%            47%
                                                                             -----         -----          -----
                   Gross profit                                                48%           56%            53%
                                                                             -----         -----          -----

                   Operating expenses:

                        Research and Development                               30%           27%            49%
                        Purchased in-process research and development
                          related to acquisitions                              13%            5%              -
                        Sales and marketing                                    26%           23%            34%
                        General and administrative                             15%           15%            17%
                                                                             -----        ------          -----
                            Total operating expenses                           84%           70%           100%
                                                                             -----         -----         ------
                   Operating loss                                            (36)%         (14)%          (47)%
                   Other income, net                                            7%            3%             2%
                                                                              ----         -----           ----
                   Loss before income taxes                                  (29)%         (11)%          (45)%
                   Provision for income taxes                                 (1)%          (1)%           (1)%
                                                                            ------         ------         ------
                   Net loss                                                  (30)%         (12)%          (46)%
                                                                            ------         ------         ------
                                                                            ------         ------         ------

         1998 COMPARED WITH 1997

         Revenue totaled $29,217,000 in 1998, a 14% decrease from $34,050,000 in 1997. The decrease is primarily the result of decreased revenue from the sale of network management OS products and to a lesser extent decreased revenue from the sale of network systems products. The Company believes the majority of the revenue decreases resulted from decreased capital spending by TSPs for network performance management products. Revenue generated from the sale of the Company's network management OS services and products totaled $12,762,000 in 1998, a 25% decrease from $16,989,000 in 1997. The decrease was the net result of decreased OS design services revenue partially offset by increased sales of the Company's .Provisioner and TDC&E OS software products. The decreased revenue from OS design services and increased sales of the Company's .Provisioner product partially resulted from the Company's acquisition of an exclusive license to Northern Telecom Ltd.'s ("Northern Telecom") DSS II software product in June 1997. Prior to the acquisition, the Company provided OS design services to Northern Telecom that supported the DSS II product. As a result of the acquisition, the Company's OS design services business supporting DSS II shifted to a product-based business. The Company now markets and supports the DSS II product and technology under the new name .Provisioner. Unlike revenue from OS software design services which is recognized as the service is performed, revenue from OS software product sales requires the satisfaction of specific delivery and acceptance criteria prior to revenue recognition. The timing of product acceptance can have a material impact on revenue recognition in a particular quarter or year. As a result, there can be significant quarterly or yearly variations in revenue from OS product sales. Revenue generated from the sale of the Company's network systems products and services totaled $16,455,000 in 1998, a 4% decrease from $17,061,000 in 1997. The decrease was the net result of decreased sales of CTS products offset by increased sales of the Company's T3AS and Remote Module products. In 1998, BellSouth, MCI WorldCom and Bell Atlantic accounted for 26%, 23%, and 12% of the Company's total revenue, respectively. In 1997, MCI WorldCom, Northern Telecom and BellSouth accounted for 28%, 20%, and 17% of the Company's total revenue, respectively.

         The Company believes decreased capital spending by its customers in 1998 resulted from several factors, including, but not limited to, large-scale merger activity, capital budget constraints, Y2K concerns, and customer inventory reductions and tightening of inventory control. There can be no assurance that the Company's future revenue will not be negatively impacted by these factors which could have a material adverse effect on the company's operating results.

         Gross profit totaled $15,630,000 in 1998, a 17% decrease from $18,934,000 in 1997. Gross profit as a percent of revenue was 53% in 1998 compared to 56% in 1997. The decrease in gross profit and gross profit as a percent of revenue was the result of decreased sales of the Company's OS software products, increased sales of the Company's lower-margin Remote Module NIU, and the impact of a $378,000 one-time inventory obsolescence charge. The Company's OS software products typically have significantly higher gross margins than network systems products. The highly competitive Remote Module NIU market is subject to severe pricing pressures which have contributed to significantly lower overall gross profits on these products. Additionally, the Company's relatively fixed manufacturing overhead costs allocated over lower revenue levels in 1998 resulted in lower overall gross profit levels. The net decrease in gross profit as a percent of revenue resulted from the factors discussed above substantially offset by the shift in the Company's OS software design services business to an OS software product-based business. As a result of the
 .Provisioner (formerly DSS II) license acquisition in 1997, a majority of engineering design labor previously associated with OS design services revenue shifted from the cost of revenue line to research and development operating expenses supporting OS software product development. There can be no assurance that the Company will be able to maintain the current gross profit margins or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressures in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material costs, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

         Research and development expenses totaled $14,313,000 in 1998, a 56% increase from $9,164,000 in 1997. The increase was primarily due to increased personnel and non-recurring engineering costs associated with the Nortel JDA and a shift in engineering labor from cost of revenue to research and development operating expenses as a result of the .Provisioner license acquisition in June 1997 discussed above in the gross profit analysis. Research and development personnel expenses increased 19% compared to 1997, mostly related to increased personnel to support the JDA. In 1998 and 1997, the Company's net research and development expenses included $3,926,000 and $2,190,000 offsets, respectively, representing Nortel's proportionate share of development costs incurred for the initial project conducted under the JDA. As a result of Nortel's termination of the JDA, the Company expects to significantly reduce research and development expenses previously associated with the JDA. Nortel is obligated to continue funding its share of development costs associated with the JDA through June 2, 1999. The Company cannot currently determine the impact the JDA termination will have on the Company's operating results. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs. Therefore, the Company intends to continue to make significant investments in research and product development in association with planned development projects. The competition for highly qualified engineering personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining key personnel required to develop new products which could have a material adverse effect on the Company's future operating results.

          Sales and marketing expenses totaled $9,801,000 in 1998, a 23% increase from $7,995,000 in 1997. The majority of the increase is the result of increased staff and travel costs in sales to support increased sales efforts and new customer accounts and increased personnel costs in technical support and marketing to support the shift of a majority of the Company's OS design services business to an OS software product-based business. The Company expects to continue to increase the level of sales, marketing and technical support personnel in order to support increased focus on existing and new markets and planned product introductions.

         General and administrative expenses totaled $5,129,000 in 1998, a 2% decrease from $5,252,000 in 1997. The majority decrease is primarily due to lower consulting and recruiting costs significantly offset by increased legal expenses and increased expenses for the amortization of goodwill and intangible assets associated with the Nortel license acquisition. The Company expects that general and administrative expenses may increase in 1999 as a result of expected administrative costs related to the termination of the JDA with Nortel and potential increased expenses related to the Company's focus on Year 2000 issues.

         Interest income totaled $675,000 in 1998, a 25% decrease from $904,000 in 1997. The decrease is the result of a decrease in cash investments during 1998 compared to 1997.

         In 1998 and 1997, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an effective Canadian tax rate of 46%. At December 31, 1998, the Company had federal income tax-loss carry-forwards of approximately $27,642,000 and California state income tax-loss carry-forwards of approximately $5,458,000. The Company's use of approximately $1,166,000 of its federal tax-loss carry-forwards, and $408,000 of its federal and $105,000 of its California tax credit carry-forwards are significantly limited as a result of ownership changes associated with equity financing in January 1989 and March 1991. See Note 9 of Notes to Consolidated Financial Statements. Management is not able to estimate levels of tax deductions which will be generated as a result of these transactions in future periods.

         As a result of the factors discussed above, the Company incurred a net loss of $13,124,000, or $1.03 per basic and diluted share in 1998 compared to net loss of $4,283,000, or $.34 per basic and diluted share in 1997. Excluding $1,578,000 in one-time charges for purchased research and development costs associated with the license acquisition from Nortel, the Company would have recorded a net loss of $2,705,000, or $.22 per basic and diluted share in 1997.

         1997 COMPARED WITH 1996

         Revenue totaled $34,050,000 in 1997, a 39% increase from $24,422,000 in 1996. The increase is primarily the result of revenue generated from network management OS software design services and products acquired through acquisitions during 1997 and 1996. Revenue from the Company's network systems products and services totaled $17,061,000 in 1997, a 6% decrease from $18,144,000 in 1996. The decrease was the net result of decreased sales of the Company's T3AS system offset by sales of the Company's CTS products to MCI WorldCom and increased sales of the Company's Remote Module to BellSouth. Revenue from network management OS services and products totaled $16,989,000 in 1997, a 171% increase from $6,278,000 in 1996. The majority of the increase was the result of increased sales of software design services to Northern Telecom and sales of the Company's .Provisioner software product to BC Tel and MCI WorldCom. Since the Company acquired its software design services business in July 1996, the increased revenue in 1997 was mostly the result of a full year of software design services revenue. In June 1997, the Company acquired an exclusive license from Nortel to its DSS II software product. The acquisition generated a shift in the Company's Canadian operations from a software design services business to a product business. The Company markets and supports the DSS II product and technology under the new name .Provisioner. In 1997, MCI WorldCom, Nortel and BellSouth accounted for 28%, 20%, and 17% of the Company's revenue, respectively. In 1996, US WEST, NYNEX, and Nortel accounted for 31%, 23%, and 15% of the Company's revenue, respectively.

         Gross profit totaled $18,934,000 in 1997, a 60% increase from $11,813,000 in 1996. Gross profit as a percent of revenue was 56% in 1997 compared to 48% in 1996. The increases in gross profit and gross profit as a percent of revenue resulted primarily from increased sales of higher margin network management OS software products partially offset by decreased sales of network systems products as well as a change in product mix for network systems products from T3AS systems to a product mix weighted toward the Company's CTS and Remote Module NIU products which carry lower product margins compared to the Company's T3AS system. The highly competitive CTS and NIU markets are subject to severe pricing pressures which have contributed to significantly lower overall gross profits on these products. Additionally, gross profit for 1997 increased due to the shift of a majority of engineering labor previously associated with design services revenue from the cost of revenue line to research and development operating expenses as a result of the transition of most of the Company's Canadian operations from design services to product development resulting from the license acquisition.

          Research and development expenses totaled $9,164,000 in 1997, a 25% increase from $7,356,000 in 1996. The increase was primarily due to a shift of a majority of engineering labor previously associated with design services revenue from the cost of revenue line to research and development operating expenses as a result of the transition of most of the Company's Canadian operations from design services to product development as discussed above in the gross profit analysis, and the addition of research and development personnel as part of the JDA with Nortel. Research and development personnel expenses increased 57% compared to 1996, mostly related to the shift in the Company's Canadian operations from OS design services to a product based business.

         In 1997, the Company recorded a one-time charge for purchased research and development costs related to the acquisition of the DSS II software license and related assets of $1,578,000. In 1996, the Company acquired certain assets of both ACD in Terre Haute, Indiana and the SSN division of MPR Teltech, in Vancouver, British Columbia. See Note 8 of Notes to Consolidated Financial Statements for additional information. In conjunction with the ACD and SSN acquisitions, the Company recorded one-time charges for purchased research and development costs of $1,186,000 and $2,100,000, respectively.

         Sales and marketing expenses totaled $7,995,000 in 1997, a 27% increase from $6,312,000 in 1996. The increase was the result of increased personnel costs in the network management business unit to support the shift from a design services business to a product based business, increased personnel expenses in 1997 as a result of the acquisitions made in 1996, and increased commission expenses.

         General and administrative expenses totaled $5,252,000 in 1997, a 49% increase from $3,529,000 in 1996. The majority of the increase was attributable to the amortization of goodwill and intangible assets associated with the SSN acquisition in the third quarter of 1996 and the license acquisition from Nortel in June 1997, as well as increased personnel and infrastructure expenses required to support the expanded operations of the Company as a result of the 1996 and 1997 acquisitions.

         Interest income totaled $904,000 in 1997, a 46% decrease from $1,673,000 in 1996. The decrease is the result of a decrease in cash investments during 1997 compared to 1996.

         In 1997 and 1996, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an effective Canadian tax rate of 46%. At December 31, 1997, the Company had federal income tax-loss carry-forwards of approximately $15,644,000 and California state income tax-loss carry-forwards of approximately $7,561,000. The Company's use of approximately $1,166,000 of its federal tax-loss carry-forwards, and $408,000 of its federal and $105,000 of its California tax credit carry-forwards are significantly limited as a result of ownership changes associated with equity financing in January 1989 and March 1991.

         As a result of the factors discussed above, the Company incurred a net loss of $4,283,000, or $.34 per basic and diluted share in 1997 compared to net loss of $7,120,000, or $.59 per basic and diluted share in 1996. Excluding $1,578,000 in one-time charges for purchased research and development costs associated with the license acquisition from Nortel, the Company would have recorded a net loss of $2,705,000, or $.22 per basic and diluted share in 1997. Excluding $3,286,000 in one-time charges for purchased research and development costs associated with the ACD and SSN asset acquisitions, the Company would have recorded a net loss of $3,834,000, or $.32 per basic and diluted share in 1996.

QUARTERLY RESULTS

         The Company has experienced significant fluctuations in bookings, revenue and operating results from quarter to quarter due to a combination of factors and expects such fluctuations to continue in future periods. Factors that may cause the Company's results of operations to vary significantly from quarter to quarter include but are not limited to the size and timing of customer orders and subsequent shipment of systems products and implementation of OS software products to major customers, timing and market acceptance of product introductions or enhancements by the Company or its competitors, customer order deferrals in anticipation of new products, technological changes in the telecommunications industry, competitive pricing pressures, changes in the Company's operating expenses, personnel changes, management of a changing business, changes in the mix of products sold and licensed, disruption in sources of supply, changes in pricing policies by the Company's suppliers, regulatory changes, capital spending, delays of payments by customers and general economic conditions. The Company believes its product shipments and OS software licensing are subject to seasonality trends. Generally, TSPs place more orders for products and licenses in the second and fourth quarters with the orders significantly down in the first quarter and relatively flat in the third quarter of each year. The Company expects that revenue may begin to reflect these seasonal order cycles more closely, which could result in quarterly fluctuations. There can be no assurance that the TSPs will not defer or delay orders contrary to the historical seasonal pattern or that they will not change their ordering patterns. Because of the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have a proportionately greater impact on the Company's operating income in that quarter and may result in fluctuations in the price of the Company's Common Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and investments totaled $12,513,000 at December 31, 1998 and $13,179,000 at December 31, 1997. The decrease in cash and investments is primarily due to the net loss incurred substantially offset by cash collections from accounts receivable and payments received from Nortel under the JDA.

         Net working capital totaled $16,756,000 at December 31, 1998 and $26,788,000 at December 31, 1997. The decrease in working capital was primarily the result of a decrease in accounts receivable and other current assets. The decrease in other current assets is primarily related to payments received from Nortel for their proportionate share of the development costs incurred under the JDA

         The Company's 1998 operating activities used $91,000 in cash primarily as a result of the net loss incurred which was offset by decreases in accounts payable and other current assets and an increase in deferred revenue. In 1997, the Company's operating activities used $3,528,000 in cash primarily as a result of increased accounts receivable resulting from a majority of the Company's fourth quarter sales occurring late in the quarter and increased operating expenses related to internal funding of the JDA with Nortel, partially offset by increased accounts payable and decreased inventory levels.

         Cash used for capital expenditures totaled approximately $1,806,000 in 1998 and $2,432,000 in 1997. Most of the capital additions were for the purchase of software development tool kits, computer workstations and lab equipment associated with the Company's expanded research and development efforts associated with the JDA and tenant improvements for the Company's Richardson, Texas office. The Company acquired capital equipment through capital lease arrangements totaling $43,000 and $0 in 1998 and 1997, respectively. In 1997, the purchase cost of the DSS II license acquisition from Nortel totaled $3,382,000, of which $2,515,000 was paid in 1997 and $867,000 in 1998. The tangible assets acquired as part of the DSS II license acquisition consisted mostly of computer and lab equipment. The Company expects that 1999 capital expenditures will decrease slightly from 1998 levels. Most of the planned expenditures are for network computer servers and software development tool kits related to planned research and development efforts and upgrades to the Company's network infrastructure.

         Assuming no material changes in the Company's current operating plans, the Company believes that cash generated from operations, and the total of its cash and investments, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurance that the Company will not need to seek additional capital resources to meet working capital and capital expenditure requirements. Additionally, significant additional capital resources may be required to fund acquisitions of complementary businesses, products or technologies that are focused on the Company's core business. The Company may need to issue additional shares of its capital stock or incur indebtedness in connection with any such acquisitions or future operations. At present, the Company does not have any agreements or commitments with respect to any such acquisitions.

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

         ADA has conducted a comprehensive evaluation of its non-IT systems and equipment (e.g., facilities, and test equipment containing microprocessors or other similar circuitry, etc.). Based on this evaluation, ADA does not expect Year 2000 issues to have a material adverse effect on the Company's non-IT systems and equipment. However, Year 2000 compliance for some of the Company's non-IT systems and equipment is dependent upon upgrades to be provided by third party vendors. The Company expects all upgrades required from third party vendors to complete Year 2000 compliance for non-IT systems and equipment to be completed by September 30, 1999. There can be no assurance that third party vendor upgrades to non-IT systems and equipment will be Year 2000 complaint or that the upgrades will be completed prior to the end of 1999 which could negatively impact the functionality of non-IT systems and equipment that could have a material adverse effect on the Company's revenue, operating results and financial condition.

         In addition, the Company has made inquiries of its third party suppliers to determine if they have any Year 2000 issues that will materially and adversely impact the Company. To date, the Company has not been made aware of any material Year 2000 issues which would adversely affect ADA.

         The Company believes that the majority of its current products are Year 2000 compliant. The remaining Company products are expected to be Year 2000 compliant by June 30, 1999. The Company had originally expected this process to be completed by December 31, 1998. The Company does not expect additional efforts required to complete Year 2000 compliance for these products will be material. Internal validation testing is being conducted as products are being upgraded. An independent third party also performed validation testing on one of the Company's test and performance management products. However, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's operating results or financial condition.

         Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. TSPs have devoted a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from network performance management products. Such changes in customers' spending patterns have had and could continue to have a material adverse impact on the Company's sales, operating results or financial condition.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative and hedging activities. In accordance with SFAS No. 133 all derivatives must be recognized as assets or liabilities and measured at fair value. This Statement will be effective for the Company's fiscal year 2000. The Company has not yet determined the impact of the adoption of this new accounting pronouncement on its consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are set forth on pages F-1 through F-28 of this Annual Report.

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

         The following financial statements of the Company are included on pages F-1 through F-28 of this Annual Report on Form 10-K:

      Report of Independent Accountants

      Consolidated Balance Sheets at December 31, 1997 and December 31, 1998

      Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 1996, 1997 and 1998

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1997 and 1998

      Notes to Consolidated Financial Statements

                  2.  Financial Statement Schedules

      The following financial statement schedules are included in Item 14 (d):

      Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1997 and 1998

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (b)      Reports on Form 8-K

         None.

(c)      Exhibits

       EXHIBIT                                                                                     PAGE
       NUMBER                                                                                     NUMBER
       ---------------                                                                         --------------
               2.1(5)  Asset Purchase Agreement between Applied Digital Access,
                       Inc. and Applied Computing Devices, Inc. dated February
                       29, 1996

       EXHIBIT                                                                                     PAGE
       NUMBER                                                                                     NUMBER
       ---------------                                                                         --------------
               2.2(7)  Asset Purchase Agreement between Applied Digital Access,
                       Inc. and MPRTeltech, Ltd. dated July 16, 1996

              2.3(11)  Asset Purchase Agreement between the Company and
                       Northern Telecom Limited dated June 27, 1997 (the "Asset
                       Purchase Agreement") (with certain confidential portions omitted).

              3.3(13)  Certificate of Incorporation of the Company

              3.4(14) Certificate of Agreement of Merger of the Company and its California predecessor.

             +3.5(15)  Bylaws of the Company.

             10.1(1) Registration Rights Agreement by and between the Company and certain shareholders of the Company, dated May 22, 1992 as amended pursuant to the Amendment to Registration Rights Agreement dated April 9, 1993.

              10.2(1)  Lease for the Company's facilities at 9855 Scranton
                       Road, dated June 15, 1993

              10.3(1) Agreement dated July 1, 1991 by and between the Company and BellSouth Services Incorporated, as amended (with certain confidential portions omitted).

              10.4(1) Software License Agreement dated January 16, 1992 by and between the Company and GCOM (with certain confidential portions omitted).

              10.5(1)  Master Agreement for Operations Systems
                       Modifications for the Integration of Network
                       Elements, dated June 17, 1991 by and between the Company and BellCore, as amended.

              10.6(1)  Addendum #1 to Master Agreement for Operations
                       Systems Modifications for the Integration of Network Elements, dated June 17, 1991 by and between the Company and BellCore dated July 10, 1991.

              10.7(1)  Addendum #2 to Master Agreement for Operations
                       Systems Modifications for the Integration of Network Elements, dated June 17, 1991 by and between the Company and BellCore dated November
                       19, 1993.

              10.8(1)  Addendum #3 to Master Agreement for Operations
                       Systems Modification for the Integration of Network Elements dated June 17, 1991 by and between the Company and BellCore dated December
                       27, 1993.

             +10.9(1) Severance Agreement dated November 27, 1990 by and between the Company and Peter P. Savage.

            +10.10(1)  Severance Agreement dated June 20, 1988 by and between the Company and Paul R. Hartmann.

            +10.11(1)  1994 Stock Option/Stock Issuance Plan Form of Stock
                       Option Agreement.

            +10.12(1)  1994 Stock Option/Stock Issuance Plan Form of Stock
                       Issuance Agreement.

            +10.13(1)  1994 Employee Stock Purchase Plan Form of Stock Purchase
                       Agreement.

            +10.14(1)  Form of Employee Proprietary Information Agreement.

                                       33

       EXHIBIT                                                                                     PAGE
       NUMBER                                                                                     NUMBER
       ---------------                                                                         --------------
             10.15(1)  Binary Software License Agreement dated March 7,
                       1989 between the Company and Software Components
                       Group, Inc., as amended.

             10.16(2) Reinstatement Agreement dated September 22, 1994 between the Company and BellSouth
                       Telecommunications Incorporated (with certain confidential portions omitted) (Exhibit 10.2).

             10.17(2)  Purchase Agreement for Telecommunications Products and
                       Related Services between Ameritech Services, Inc. (with certain confidential portions omitted) (Exhibit 10.3).

             10.18(3) First Amendment to Office Lease dated September 23, 1994 between the Company and Sorrento Tech Associates.

             10.19(4)  Purchase Agreement for Telecommunications Products and
                       Related Services between Southwestern Bell Telephone
                       Company and the Company, dated September 8, 1995 (with certain confidential portions omitted)

            +10.20(6)  Applied Digital Access, Inc. 1994 Stock Option/Stock
                       Issuance Plan, as amended

             10.21(8)  Master Agreement between Northern Telecom, Ltd. and
                       Applied Digital Access, Inc. dated July 16, 1996.

             10.22(8)  Stock Purchase Agreement between Applied Digital Access,
                       Inc. and MPR Teltech, Ltd. dated July 16, 1996.

             10.23(8)  License Agreement between Northern Telecom, Ltd. and
                       Applied Digital Access, Inc. dated July 16, 1996

             10.24(8)  Second Amendment to Lease between Sorrento Tech
                       Associates and Applied Digital Access, Inc. dated August
                       8, 1996.

             10.25(8)  Lease Agreement between Rose Hulman Institute of
                       Technology, through its authorized leasing agent, Ragle and Company, and Applied Digital Access, Inc. dated
                       September 15, 1996.

             10.26(9)  Sublease agreement between the Company and ENOVA
                       Corporation dated December 9, 1996

             10.27(9) First Amendment to Sublease between the Company and ENOVA Corporation dated January 24, 1997.

             10.28(9)  Office Lease Agreement between 2725321 Canada Inc. and
                       Applied Digital Access - Canada, Inc. dated January 1,
                       1997.

            10.29(10)  License Agreement between Northern Telecom, Ltd. and the
                       Company dated as of January 24, 1997 (with certain confidential portions omitted).

            10.30(11)  License Agreement between Northern Telecom, Ltd. and the
                       Company dated as of June 27, 1997 (with certain confidential portions omitted).

            10.31(11)  Applied Digital Access, Inc. 1997 Registration Rights
                       Agreement between the Company and Northern Telecom, Ltd.
                       dated as of June 27, 1997.

            10.32(11)  Stock and Warrant Purchase Agreement between the Company and Northern Telecom, Ltd. dated as of June 27, 1997.

            10.33(11)  Master Purchase Agreement between MCI Telecommunications
                       Corporation and the Company dated June 16, 1997 (with certain confidential portions omitted).

                                       34

       EXHIBIT                                                                                     PAGE
       NUMBER                                                                                     NUMBER
       ---------------                                                                         --------------
            10.34(11)  Master Agreement between Northern Telecom, Ltd. and the
                       Company dated as of June 26, 1997 (with certain
                       confidential portions omitted).

            10.35(12)  Joint Development Agreement between Northern Telecom,
                       Inc. and the Company dated September 30, 1997 (with certain confidential portions omitted).

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

           +10.45(16)  Applied Digital Access, Inc. 1994 Employee Stock
                       Purchase Plan, as amended.

           +10.46(16)  Management Team Incentive Compensation Plan, as amended.

            10.47(16)  Agreement between Telesector Resources Group, Inc.
                       ("Bell Atlantic") and Applied Digital Access, Inc.
                       executed July 15, 1998 (with certain confidential portions omitted). (Exhibit 10.1)

               +10.48  Form of Executive Officer Retention Agreement between
                       Applied Digital Access and the following Executive
                       Officers: Donald L. Strohmeyer, Paul R. Hartmann, James
                       L. Keefe, Wayne M. Lettiere, Donald J. O'Connor, and
                       Kevin T. Pope.

               +10.49  President and Chief Executive Officer Retention
                       Agreement between Applied Digital Access and Peter P.
                       Savage dated November 3, 1998.

               +10.50  Confidential Separation Agreement between Stephen F.X.
                       Murphy and Applied Digital Access, Inc. dated January
                       25, 1999.

                 23.1  Consent of Independent Accountants.

                 27.1  Financial Data Schedule.

                    +  Management contract or compensatory plan.

                 (1) Incorporated by reference to the Company's Registration Statement on Form S-1

                       (No. 33-75258), as amended.
                 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No.0-23698).
                 (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-23698).
                 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No.0-23698).
                 (5) Incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 1996 (File No. 0-23698).
                 (6) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-08297), as amended
                 (7) Incorporated by reference to the Company's Current Report on Form 8-K dated July 31, 1996 (File No. 0-23698).
                 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-23698).
                 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-23698).
                 (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-23698).
                 (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-23698).
                 (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 0-23698).
                 (13) Incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1997 (File No. 0-23698).
                 (14) Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 12, 1998 (File No. 0-23698).
                 (15) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333- 48105).
                 (16) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23698).
                 (17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-23698).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APPLIED DIGITAL ACCESS, INC.

Date:  March 31, 1999                By:  /s/ Donald L. Strohmeyer
                                        ---------------------------
                                          Donald L. Strohmeyer
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                SIGNATURE                           TITLE                        DATE
                ---------                           -----                        ----
By:   /s/  Donald L. Strohmeyer          President, Chief Executive         March 31, 1999
   ---------------------------------     Officer and Director
         (Donald L. Strohmeyer)          (Principal Executive Officer)

By:   /s/  James L. Keefe                Vice President, Finance            March 31, 1999
   ---------------------------------     and Administration, Chief
         (James L. Keefe)                Financial Officer, Secretary
                                         (Principal Accounting Officer)


By:   /s/  Gary D. Cuccio                Director                           March 31, 1999
   ---------------------------------
         (Gary D. Cuccio)

By:   /s/  John F. Malone                Director                           March 31, 1999
   ---------------------------------
         (John F. Malone)

By:   /s/  Kenneth E. Olson              Director                           March 31, 1999
   ---------------------------------
         (Kenneth E. Olson)

By:   /s/  Christopher B. Paisley        Director                           March 31, 1999
   ---------------------------------
        (Christopher B. Paisley)

By:   /s/  Peter P. Savage               Director                           March 31, 1999
   ---------------------------------
              (Peter P. Savage)

APPLIED DIGITAL ACCESS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                            Page
1.   CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Accountants                                       F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1998            F-3

     Consolidated Statements of Operations and Comprehensive Loss
     for the Years Ended December 31, 1996, 1997 and 1998                    F-4

     Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1996, 1997 and 1998                                        F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1997 and 1998                                        F-6

     Notes to Consolidated Financial Statements                              F-7


2.   FINANCIAL STATEMENT SCHEDULE:

     Schedule II - Valuation and Qualifying Accounts for the
     Years Ended December 31, 1996, 1997 and 1998                           F-28



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Applied Digital Access, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of Applied Digital Access, Inc. and its subsidiary at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
January 28, 1999, except as to Note 10
       which is as of March 31, 1999

APPLIED DIGITAL ACCESS, INC.


CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                                               DECEMBER 31,
                                                                                             1997         1998
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                           except per share data)
ASSETS
Current assets:
  Cash and cash equivalents                                                               $   4,400    $  12,513
  Investments                                                                                 8,779            -
  Trade accounts receivable, net                                                             12,981        6,111
  Inventory, net                                                                              5,859        5,679
  Deferred income taxes                                                                         130          130
  Prepaid expenses and other current assets                                                   3,775        1,700
                                                                                          ---------    ---------

      Total current assets                                                                   35,924       26,133

Property and equipment, net                                                                   6,165        5,466
Intangible assets, net                                                                        2,822        1,247
Deferred income taxes                                                                         1,372        1,426
                                                                                          ---------    ---------

      Total assets                                                                        $  46,283    $  34,272
                                                                                          ---------    ---------
                                                                                          ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $   3,478    $   2,922
  Accrued expenses                                                                            2,846        2,333
  Accrued warranty expense                                                                    1,323        1,264
  Current portion of capital lease obligations                                                   18           41
  Deferred revenue                                                                            1,471        2,817
                                                                                          ---------    ---------

      Total current liabilities                                                               9,136        9,377

Capital lease obligations, net of current portion                                                15            -
                                                                                          ---------    ---------

      Total liabilities                                                                       9,151        9,377
                                                                                          ---------    ---------

Commitments and contingencies (Note 4)

Shareholders' equity:
  Preferred stock, no par value; 7,500,000 shares authorized;
    no shares issued                                                                              -            -
  Common stock, $.001 par value; 30,000,000 shares authorized;
    12,605,082 and 12,909,315 shares issued and outstanding at
    December 31, 1997 and 1998, respectively                                                     13           13
  Additional paid-in capital                                                                 54,089       54,897
  Accumulated other comprehensive income                                                         84          163
  Accumulated deficit                                                                       (17,054)     (30,178)
                                                                                          ---------    ---------

      Total shareholders' equity                                                             37,132       24,895
                                                                                          ---------    ---------
                                                                                          ---------    ---------

      Total liabilities and shareholders' equity                                          $  46,283    $  34,272
                                                                                          ---------    ---------
                                                                                          ---------    ---------

                 The accompanying notes are an integral part
                       of these financial statements.

APPLIED DIGITAL ACCESS, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
------------------------------------------------------------------------------------------------------------------
                                                                                 YEARS ENDED DECEMBER 31,
                                                                          1996             1997            1998
                                                                                  (DOLLARS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE DATA)
Revenue                                                              $     24,422     $     34,050    $     29,217
Cost of revenue                                                            12,609           15,116          13,587
                                                                     ------------     ------------    ------------

  Gross profit                                                             11,813           18,934          15,630
                                                                     ------------     ------------    ------------

Operating expenses:
  Research and development                                                  7,356            9,164          14,313
  In-process research and development related
    to acquisitions                                                         3,286            1,578               -
  Sales and marketing                                                       6,312            7,995           9,801
  General and administrative                                                3,529            5,252           5,129
                                                                     ------------     ------------    ------------

      Total operating expenses                                             20,483           23,989          29,243
                                                                     ------------     ------------    ------------

      Operating loss                                                       (8,670)          (5,055)        (13,613)

Interest income                                                             1,673              904             675
                                                                     ------------     ------------    ------------

      Loss before income taxes                                             (6,997)          (4,151)        (12,938)
                                                                     ------------     ------------    ------------

Provision for income taxes                                                    123              132             186
                                                                     ------------     ------------    ------------

      Net loss                                                             (7,120)          (4,283)        (13,124)

Other comprehensive income (loss)
  Foreign currency translation adjustments                                     (1)              68              91
  Unrealized gains (losses) on securities                                    (121)              (9)            (12)
                                                                     ------------     ------------    ------------

  Other comprehensive income (loss)                                          (122)              59              79
                                                                     ------------     ------------    ------------

Comprehensive loss                                                   $     (7,242)    $     (4,224)   $    (13,045)
                                                                     ------------     ------------    ------------
                                                                     ------------     ------------    ------------

      Net loss per share, basic and diluted                          $       (.59)    $       (.34)   $      (1.03)
                                                                     ------------     ------------    ------------
                                                                     ------------     ------------    ------------

      Shares used in per share computations                            12,084,242       12,459,511      12,711,203
                                                                     ------------     ------------    ------------
                                                                     ------------     ------------    ------------

                 The accompanying notes are an integral part
                       of these financial statements.

APPLIED DIGITAL ACCESS, INC.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                       COMMON STOCK        ADDITIONAL                      OTHER
                                  ----------------------    PAID-IN      DEFERRED      COMPREHENSIVE     ACCUMULATED
                                   SHARES       AMOUNT      CAPITAL    COMPENSATION    INCOME (LOSS)       DEFICIT      TOTAL
                                                                           (DOLLARS IN THOUSANDS)
Balance, December 31, 1995        11,899,216  $       12  $   51,480   $     (101)     $       147      $    (5,651)  $   45,887
                                  ----------  ----------  ----------   ----------      -----------      -----------   ----------
Net loss                                   -           -           -            -                -           (7,120)      (7,120)
Foreign currency
  translation adjustment                   -           -           -            -               (1)               -           (1)
Unrealized loss on
  investments                              -           -           -            -             (121)               -         (121)

Amortization of deferred
compensation for stock options             -           -           -           51                -                -           51

Issuance of common stock upon
exercise of stock options            149,261           -         115            -                -                -          115

Issuance of common stock
under stock purchase plan             56,857           -         428            -                -                -          428

Issuance of common stock in
connection with acquisition          150,000           -       1,088            -                -                -        1,088
                                  ----------  ----------  ----------   ----------      -----------      -----------   ----------

Balance, December 31, 1996        12,255,334          12      53,111          (50)              25          (12,771)      40,327

Net loss                                   -           -           -            -                -           (4,283)      (4,283)
Foreign currency
  translation adjustment                   -           -           -            -               68                -           68
Unrealized loss on
  investments                              -           -           -            -               (9)               -           (9)

Amortization of deferred
compensation for stock options             -           -           -           50                -                -           50

Issuance of common stock upon
exercise of stock options            221,235           1         380            -                -                -          381

Issuance of common stock
under stock purchase plan            128,513           -         598            -                -                -          598
                                  ----------  ----------  ----------   ----------      -----------      -----------   ----------

Balance, December 31, 1997        12,605,082          13      54,089            -               84          (17,054)      37,132

Net loss                                   -           -           -            -                -          (13,124)     (13,124)
Foreign currency
  translation adjustment                   -           -           -            -               91                -           91
Unrealized loss on
  investments                              -           -           -            -              (12)               -          (12)

Issuance of common stock upon
exercise of stock options             91,649           -         192            -                -                -          192

Issuance of common stock
under stock purchase plan            212,584           -         616            -                -                -          616
                                  ----------  ----------  ----------   ----------      -----------      -----------   ----------

Balance, December 31, 1998        12,909,315  $       13  $   54,897   $       -       $       163      $   (30,178)   $  24,895
                                  ----------  ----------  ----------   ----------      -----------      -----------   ----------
                                  ----------  ----------  ----------   ----------      -----------      -----------   ----------

                 The accompanying notes are an integral part
                       of these financial statements.

APPLIED DIGITAL ACCESS, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED DECEMBER 31,
                                                                                 1996         1997       1998
                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $   (7,120) $   (4,283) $  (13,124)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization                                                1,819       3,089       3,703
      Amortization of discount (accretion of premium) on investments                  95        (119)         41
      Amortization of deferred compensation                                           51          50           -
      Acquired in-process research and development                                 3,286       1,578           -
      Change in inventory reserves                                                   (68)        101         104
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                (1,440)     (6,183)      6,870
         Inventory                                                                  (723)      1,403          76
         Deferred taxes                                                                -           -         (54)
         Prepaid expenses and other current assets                                   207      (2,686)      2,075
         Accounts payable                                                            300       1,358        (556)
         Accrued expenses                                                            648       1,355        (513)
         Accrued warranty expense                                                     93         (75)        (59)
         Deferred revenue                                                            587         884       1,346
                                                                              ----------  ----------  ----------

           Net cash used by operating activities                                  (2,265)     (3,528)        (91)
                                                                              ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                                       (20,923)    (18,517)    (10,903)
  Maturities of investments                                                       30,923      29,792      19,640
  Purchases of property and equipment                                             (1,709)     (2,432)     (1,806)
  Purchase costs related to asset acquisitions                                    (6,356)     (3,382)          -
  Reimbursement of costs related to acquisition                                        -           -         500
  Purchase of license agreement                                                     (350)          -           -
                                                                              ----------  ----------  ----------

           Net cash provided by investing activities                               1,585       5,461       7,431
                                                                              ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                                    (32)        (16)        (35)
  Proceeds from exercise of stock options and warrants                               115         381         192
  Proceeds from issuance of common stock                                             428         598         616
                                                                              ----------  ----------  ----------

           Net cash provided by financing activities                                 511         963         773
                                                                              ----------  ----------  ----------

           Net increase (decrease) in cash and cash equivalents                     (169)      2,896       8,113

Cash and cash equivalents at beginning of year                                     1,673       1,504       4,400
                                                                              ----------  ----------  ----------

      Cash and cash equivalents at end of year                                $    1,504  $    4,400  $   12,513
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                      $        7  $        4  $        2
  Cash paid during the year for income taxes                                           -         229         104

Noncash investing and financing activities:
  Issuance of common stock in connection with acquisition                          1,088           -           -
  Assets acquired under capital lease                                                  -           -          43

                 The accompanying notes are an integral part
                       of these financial statements.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF OPERATIONS
       Applied Digital Access, Inc. (the "Company") designs, engineers and manufactures network test and performance monitoring systems and software and provides services for the management and testing of telecommunications circuits. The Company has two core business segments:
       Network Systems and Network Management. The Network Systems business unit provides test and performance management products and services whereas the Network Management business unit focuses on the design and manufacture of operations systems software.

       PRINCIPLES OF CONSOLIDATION
       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Applied Digital Access Canada ("ADA Canada"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

       SEGMENT REPORTING
       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION during the year ended December 31, 1998. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Under SFAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. Disclosures required under this Statement include information about products and services, geographic areas and major customers. The presentation of segment information in prior periods has been reclassified to conform to the current year presentation.

       REVENUE RECOGNITION
       The Company's revenues are primarily derived from hardware product sales, software product sales and perpetual license fees. In addition, the Company also derives revenues from installation and implementation services, maintenance agreement sales and software royalties.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       Revenue from sales of hardware and software products is generally recognized upon shipment. For shipments of products involving significant acceptance requirements, revenue is recognized when the Company has met substantially all its performance requirements and acceptance criteria have been met.

       Revenue from perpetual license arrangements is recognized upon delivery of the related software and customer acceptance when the Company has no significant continuing obligations and collection is probable.

       Revenue from installation and implementation services is recognized as the services are performed while revenue from maintenance contracts is recognized ratably over the related contract terms.

       Royalty revenue is generally recognized as earned in accordance with the terms of respective license agreements. For certain of the Company's license agreements, royalty revenue is recognized when reasonable estimates of such amounts can be made.

       Amounts received on uncompleted contracts in excess of incurred costs are classified depending upon the nature of the contract as either deferred revenue or payments in excess of billings on contracts.

       CASH AND CASH EQUIVALENTS
       Cash and cash equivalents consist of cash and short-term investments with original maturities of 90 days or less when purchased. At December 31, 1998, cash in excess of daily requirements was invested in marketable securities consisting of obligations of the U.S. Government and commercial paper with original maturities of less than 90 days.

       INVESTMENTS
       The Company determines the appropriate classification of its debt securities at the time of purchase and assesses such designations at each balance sheet date. Realized gains and losses are determined using the specific identification method and are included in other income. Gross unrealized holding gains or losses are excluded from earnings and reported, net of the related tax effect, as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Fair value is determined based on quoted market prices.

       INVENTORY
       Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       PROPERTY AND EQUIPMENT
       Property and equipment are stated at cost. Significant renewals and improvements are capitalized while maintenance and repairs are expensed as incurred. Depreciation is computed over estimated useful lives using the straight-line method.

       Useful lives for property and equipment are as follows:

          Computer equipment                             3 - 6 years
          Machinery and equipment                        3 - 6 years
          Office furniture and equipment                 3 - 7 years
          Purchased computer software                    3 - 6 years

       Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of such improvements.

       Upon retirement or other disposition, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in income.

       INTANGIBLE ASSETS
       Intangible assets consist of goodwill, purchased technology, customer contracts and license agreement fees. Goodwill represents the excess of the purchase price over net assets of businesses acquired. Purchased technology, customer contracts and license agreement fees are stated at cost. Intangible assets are amortized on a straight-line basis over periods of three to five years.

       The carrying value of intangible assets is periodically reviewed by the Company and impairment recognized if events indicate that the expected future cash flows from such intangibles are less than their carrying value. The Company did not recognize any impairment on its intangible assets during the years ended December 31, 1996, 1997, and 1998.

       During the year ended December 31, 1998, the Company received amounts determined to be contingent consideration related to an acquisition in the prior period. Accordingly, goodwill related to the acquisition was decreased by the amount of $500 representing contingent consideration received.

       ADVERTISING
       Advertising costs are expensed as incurred. Advertising expense was approximately $217, $250 and $302 for the years ended December 31, 1996, 1997 and 1998, respectively.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       STOCK-BASED COMPENSATION
       The Company measures compensation cost for its stock-based employee and non-employee director compensation plans using the intrinsic value method. Pro forma disclosures of net loss and net loss per common share are provided as if the fair value method had been applied in measuring compensation expense.

       FOREIGN CURRENCY TRANSLATION
       The local currency is the functional currency for ADA Canada. Assets and liabilities are translated at the exchange rate on the balance sheet date while revenues and expenses are translated at average rates of exchange prevailing during the year. Adjustments resulting from translating ADA Canada's financial statements into U.S. dollars are reported as a separate component of shareholders' equity and classified as other comprehensive income (loss). For the years ended December 31, 1996, 1997 and 1998, the effect of exchange rate changes on cash has not been significant.

       CONCENTRATIONS
       The market for the Company's products is characterized by rapid technological advances, evolving industry transmission standards, changes in customer requirements and frequent new product introductions and enhancements. The introduction of telephone network test and performance monitoring products involving superior technologies or the evolution of alternative technologies or new industry transmission standards could render the Company's existing products, as well as products currently under development, obsolete and unmarketable.

       The Company operates in an environment significantly affected by recent merger and acquisition activity among its customers. Such activity may substantially reduce the number of customers for the Company's products and may have a material and adverse effect upon the Company's results of operations and financial position.

       A significant portion of the Company's revenues and trade receivables are concentrated with a limited number of telecommunications service providers or affiliated companies in the United States and Canada.

       The Company's customers consist primarily of Regional Bell Operating Companies, long distance carriers, local exchange carriers and independent telephone companies. Sales are typically made on credit with varying terms depending upon the customer and nature of the product. The Company does not hold collateral to secure payment as the Company considers its customers to be large companies with substantial financial resources. Although the Company deems its reserve for uncollectible receivables to be adequate, a default on payment of a significant customer receivable could materially and adversely affect the Company's operating results and financial position.

       From time to time, the Company may have cash in excess of federally insured limits held at certain banks. The Company has not experienced any losses on its cash or cash equivalents to date.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       All the Company's investments at December 31, 1997 consisted of obligations of the U.S. Government and its agencies.

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

       INCOME TAXES
       The Company's current income tax expense is the amount of income taxes expected to be payable for the current year. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax basis of assets and liabilities ("temporary differences") and their financial reporting amounts at each year end based on enacted tax laws and statutory rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       EARNINGS (LOSS) PER SHARE
       Basic earnings (loss) per common share is computed by dividing net income
       (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and potential common shares outstanding during the period using the treasury stock method. For the years ended December 31, 1996, 1997, and 1998, the weighted average number of common shares outstanding for both basic and diluted earnings (loss) per common share is comparable as the inclusion of potential common shares for diluted earnings (loss) per share would have been antidilutive due to the Company's losses from continuing operations. There are no reconciling items in calculating the numerator and denominator for basic and diluted earnings (loss) per share for any periods presented.

       COMPREHENSIVE INCOME
       The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME during the year ended December 31, 1998. This Statement requires the Company to report all changes in equity from non-owner sources, including unrealized gains and losses on certain investments in debt and equity securities and foreign currency translation adjustments, as components of other comprehensive income. Such amounts are presented as a separate component of equity entitled "Accumulated Other Comprehensive Income" in the statement of financial position. The individual components of other comprehensive income are also reported with net income (loss) as "Comprehensive Income" in the results of operations. The income tax expense (benefit) related to items of other comprehensive income is not significant for the years ended December 31, 1996, 1997, and 1998. Financial statements for earlier periods have been reclassified for comparative purposes.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       NEW ACCOUNTING PRONOUNCEMENTS
       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivatives and hedging activities. In accordance with this Statement, all derivatives must be recognized as assets or liabilities and measured at fair value. This Statement will be effective for the Company's fiscal year 2000. The Company has not yet determined the impact of the adoption of this new accounting pronouncement on its consolidated financial position or results of operations.

       RECLASSIFICATIONS
       Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


 2.    INVESTMENTS

       At December 31, 1997, all marketable debt securities consisted of obligations of the U.S. Government and its agencies and were classified as available-for-sale. The estimated fair value of such investments approximated its amortized cost and, therefore, there were no significant unrealized gains or losses.


 3.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                                     DECEMBER 31
                                                                              ---------------------------
                                                                                 1997           1998
             Inventories:
                 Raw materials                                                $     3,419    $      3,266
                 Work-in-process                                                    2,223           2,389
                 Finished goods                                                       787             698
                                                                              -----------    ------------

                                                                                    6,429           6,353
                 Less reserves                                                       (570)           (674)
                                                                              -----------    ------------

                                                                              $     5,859    $      5,679
                                                                              -----------    ------------
                                                                              -----------    ------------

             Property and equipment:
                 Computer equipment                                           $     5,655    $      6,031
                 Machinery and equipment                                            2,967           4,062
                 Office furniture and equipment                                     1,815           1,166
                 Purchased computer software                                        1,371           2,136
                 Leasehold improvements                                               911           1,129
                                                                              -----------    ------------

                                                                                   12,719          14,524
                 Less accumulated depreciation and amortization                    (6,554)         (9,058)
                                                                              -----------    ------------

                                                                              $     6,165    $      5,466
                                                                              -----------    ------------
                                                                              -----------    ------------

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       Depreciation expense was $1,368, $1,904 and $2,629 for the years ended December 31, 1996, 1997 and 1998, respectively. Of these amounts, $140, $194 and $412 related to amortization of purchased software costs for the years ended December 31, 1996, 1997 and 1998, respectively.

                                                                                     DECEMBER 31
                                                                              ---------------------------
                                                                                 1997           1998
             Intangible Assets:
                 Goodwill                                                     $     3,619    $      3,119
                 Technology and customer contracts                                    337             337
                 Licenses                                                             350             350
                                                                              -----------    ------------

                                                                                    4,306           3,806
                 Less accumulated amortization                                     (1,484)         (2,559)
                                                                              -----------    ------------

                                                                              $     2,822    $      1,247
                                                                              -----------    ------------
                                                                              -----------    ------------

             Accrued expenses:
                 Accrued payroll and related costs                            $       902    $        287
                 Accrued vacation                                                     583             773
                 Accrued income taxes                                                 388             425
                 Accrued contract costs                                                -              448
                 Payments in excess of billings on contracts                           -              250
                 Acquisition costs payable                                            867               -
                 Other accrued liabilities                                            106             150
                                                                              -----------    ------------

                                                                              $     2,846    $      2,333
                                                                              -----------    ------------
                                                                              -----------    ------------


 4.    COMMITMENTS AND CONTINGENCIES

       PURCHASE COMMITMENTS
       The Company had unconditional purchase obligations under contracts for inventory purchases. The portion of such obligations not completed at year end represent unrecorded commitments of approximately $2,500 and $3,003 at December 31, 1997 and 1998, respectively.

       LEASES
       The Company leases certain facilities and equipment under both operating and capital leases.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       Commitments for minimum lease payments under non-cancelable leases with the initial or remaining terms greater than twelve months as of December 31, 1998 are as follows:

                                                                           CAPITAL            OPERATING
             YEAR ENDING DECEMBER 31,                                       LEASES             LEASES

                1999                                                    $    43            $    1,203
                2000                                                          -                   897
                2001                                                          -                   789
                2002                                                          -                 1,047
                2003                                                          -                   859
                Thereafter                                                                        269
                                                                        ---------------    ----------------
                                                                             43            $    5,064
                                                                                           ----------------
                Less amounts representing interest                           (2)           ----------------
                                                                        ---------------

                Present value of net minimum lease
                   payments                                             $    41
                                                                        ---------------
                                                                        ---------------

       Property and equipment includes the following amounts for capitalized leases:

                                                                                     DECEMBER 31
                                                                              ---------------------------
                                                                                 1997           1998
             Machinery and equipment                                          $      -       $     43
             Office furniture and equipment                                         67             67
             Leasehold improvements                                                149            149
                                                                              -----------    ------------

                                                                                   216            259
             Less accumulated amortization                                        (140)          (182)
                                                                              -----------    ------------

                                                                              $     76       $     77
                                                                              -----------    ------------
                                                                              -----------    ------------

       Capital lease agreements of certain equipment contain bargain purchase options whereby the Company has the option to purchase the equipment for a nominal amount at the end of the lease term.

       Certain of the Company's operating leases contain purchase options and renewal options. Rent expense incurred under such leases was approximately $613, $673 and $1,259 for the years ended December 31, 1996, 1997 and 1998, respectively.

       LITIGATION
       Various claims arising in the ordinary course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

 5.    COMMON STOCK WARRANTS

       In conjunction with an acquisition in June 1997, the Company issued three year warrants to purchase 150,000 shares of common stock at $12 per share.


 6.    SEGMENT REPORTING

       In accordance with SFAS No. 131, information regarding the Company's business segments is reported for financial statement purposes consistently with the manner in which these segments are evaluated for internal reporting and management's assessment of performance. The Company evaluates the performance of its segment and allocates resources to them based on segment earnings before allocation of corporate costs.

       The Company is organized primarily on the basis of products which are broken down into Network Systems and Network Management. Network Systems products include T3AS products and services, including CTS and PAAS, as well as the Remote Module product. Network Management products focus on Operating System ("OS") software products which include .Provisioner, TDC&E, FMS and OS design services.

       The table below presents information about revenues, operating income
       (loss) and total assets for reportable segments for the years ended December 31:

                                                                                  OPERATING
                                                                                    INCOME              TOTAL
                                                              REVENUES              (LOSS)             ASSETS
       1996:
          Network Systems                                  $   18,144           $     (782)        $    14,565
          Network Management                                    6,278               (2,603)              4,533
                                                           ----------------     ---------------    ----------------

              Total for reportable segments                    24,422               (3,385)            19,098

          Reconciling items                                         -               (5,285)            26,874
                                                           ----------------     ---------------    ----------------

          Consolidated totals                              $   24,422           $   (8,670)        $   45,972
                                                           ----------------     ---------------    ----------------
                                                           ----------------     ---------------    ----------------

       1997:
          Network Systems                                  $   17,061           $   (3,209)        $   18,573
          Network Management                                   16,989                4,961              6,432
                                                           ----------------     ---------------    ----------------

              Total for reportable segments                    34,050                1,752             25,005

          Reconciling items                                         -               (6,807)            21,278
                                                           ----------------     ---------------    ----------------

          Consolidated totals                              $   34,050           $   (5,055)        $   46,283
                                                           ----------------     ---------------    ----------------
                                                           ----------------     ---------------    ----------------

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                  OPERATING
                                                                                    INCOME              TOTAL
                                                              REVENUES              (LOSS)             ASSETS

       1998:
          Network Systems                                  $    16,455          $    (7,186)       $     13,312
          Network Management                                    12,762                1,556               3,944
                                                           ----------------     ---------------    ----------------

              Total for reportable segments                     29,217               (5,630)             17,256

          Reconciling items                                          -               (7,983)             17,016
                                                           ----------------     ---------------    ----------------

          Consolidated totals                              $    29,217          $   (13,613)       $     34,272
                                                           ----------------     ---------------    ----------------
                                                           ----------------     ---------------    ----------------

       The table below presents the reconciliation of operating income (loss) for reportable segments to consolidated loss before income taxes for the years ended December 31:

                                                                1996                 1997               1998
       Operating income (loss) for reportable
          segments                                         $    (3,385)         $     1,752        $     (5,630)
       Other segment expenses                                   (5,285)              (6,807)             (7,983)
       Other unallocated income                                  1,673                  904                 675
                                                           ----------------     ---------------    ----------------

              Consolidated loss before
                   income taxes                            $    (6,997)         $    (4,151)       $    (12,938)
                                                           ----------------     ---------------    ----------------
                                                           ----------------     ---------------    ----------------

       Operating income (loss) for reportable segments includes segment revenues with deductions made for related selling costs and certain expenses controllable by segment managers. Other segment expenses consist of corporate selling, general and administrative expenses allocated to each segment based on segment revenues. Other unallocated income consists of interest income on investments held at the corporate level.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       The table below presents the reconciliation of total assets for reportable segments to consolidated total assets at December 31:

                                                              1996                1997               1998
             Total assets for reportable
                segments                                 $     19,098        $     25,005       $     17,256
             Other segment assets                               3,525               6,492              2,925
             Other unallocated assets:
                Cash                                            1,504               4,400             12,513
                Investments                                    19,956               8,779                  -
                Other                                           1,889               1,607              1,578
                                                         ----------------    ----------------   ----------------

                 Consolidated total assets               $     45,972        $     46,283       $     34,272
                                                         ----------------    ----------------   ----------------
                                                         ----------------    ----------------   ----------------

       Total assets for reportable segments includes amounts attributable to trade accounts receivable, inventory and property and equipment. Other segment assets consist primarily of intangible assets obtained in conjunction with certain acquisitions. Other unallocated assets consists principally of deferred taxes and prepaid expenses

       The table below presents information about other significant items included in segment operating income and segment assets as of and for the years ended December 31:

                                                                               DEPRECIATION        EXPENDITURES
                                                                                    AND           FOR ADDITIONS
                                                                               AMORTIZATION       TO LONG-LIVED
                                                                                  EXPENSE             ASSETS
             1996:
                Network Systems                                               $     1,024         $    1,239
                Network Management                                                    344                374
                Reconciling items                                                     451                 96
                                                                              ----------------    ---------------

                Consolidated totals                                           $     1,819         $    1,709
                                                                              ----------------    ---------------
                                                                              ----------------    ---------------

             1997:
                Network Systems                                               $     1,131         $    1,573
                Network Management                                                    773                694
                Reconciling items                                                   1,185                165
                                                                              ----------------    ---------------

                Consolidated totals                                           $     3,089         $    2,432
                                                                              ----------------    ---------------
                                                                              ----------------    ---------------

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               DEPRECIATION        EXPENDITURES
                                                                                    AND           FOR ADDITIONS
                                                                               AMORTIZATION       TO LONG-LIVED
                                                                                  EXPENSE             ASSETS
             1998:
                Network Systems                                               $     1,595         $    1,449
                Network Management                                                  1,033                284
                Reconciling items                                                   1,075                 73
                                                                              ----------------    ---------------

                Consolidated totals                                           $     3,703         $    1,806
                                                                              ----------------    ---------------
                                                                              ----------------    ---------------

       Depreciation expense on segment property and equipment included as a component of total segment assets utilized by management in assessing segment operating performance is included in operating income for reportable segments. For each of the years ended December 31, 1996, 1997, and 1998, the reconciling item to arrive at consolidated depreciation and amortization expense consists of amortization expense related to intangible assets.

       The table below presents information about revenue and long-lived assets by geographic area as of and for the years ended December 31:

                                                              1996                1997               1998

             Revenues:
                United States                            $    20,071         $    24,189        $    25,571
                Canada                                         4,351               9,861              3,646
                                                         ----------------    ----------------   ----------------

                Consolidated totals                      $    24,422         $    34,050        $    29,217
                                                         ----------------    ----------------   ----------------
                                                         ----------------    ----------------   ----------------

             Long-lived assets:
                United States                            $     4,109         $     4,515        $     4,156
                Canada                                           827               1,650              1,310
                                                         ----------------    ----------------   ----------------

                Consolidated totals                      $     4,936         $     6,165        $     5,466
                                                         ----------------    ----------------   ----------------
                                                         ----------------    ----------------   ----------------

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       The table below presents information about segment revenues from major customers as a percentage of total revenues for the years ended December 31:

                                                            1996                1997               1998

             Network Systems:
                US WEST                                      31%                  4%                 3%
                Bell Atlantic (NYNEX)                        23%                  8%                12%
                BellSouth                                     7%                 17%                26%
                MCI WorldCom                                  -                  18%                 7%
             Network Management:
                Northern Telecom, Inc.                       15%                 20%                 -
                MCI WorldCom                                  -                  10%                16%


 7.    EMPLOYEE BENEFIT PLANS

       EMPLOYEE SAVINGS AND RETIREMENT PLAN
       The Company has a 401(k) defined contribution plan that allows eligible employees who have been employed by the Company for a minimum of one month to contribute up to 15% of their salary, subject to annual limits. The Company may also elect to make discretionary contributions to the accounts of employees who have completed 1,000 hours of service during the plan year. Such discretionary employer contributions vest ratably over a four year period. The Company did not make any contributions related to this Plan for the years ended December 31, 1996, 1997, or 1998.

       PROFIT SHARING PLAN
       The Company has a profit sharing plan available to all employees which provides compensation to employees when the Company exceeds certain targeted performance objectives. Employees are eligible to participate in the first full quarter after their employment with the Company begins. The Compensation Committee of the Board of Directors determines the annual amount allocable to the Plan and such amount expensed was $418 for the year ended December 31, 1997. No amounts were expensed under the Plan for either of the years ended December 31, 1996 or 1998.

       STOCK OPTION PLANS
       Options to purchase common stock of the Company have been granted to employees and non-employee Directors under the 1994 Stock Option/Stock Issuance Plan, as amended (the "1994 Plan"), and to non-officer, non-director employees and consultants under the 1996 Non-Qualified Stock Option Plan, as amended (the "1996 Plan"), which collectively comprise the "Stock Option Plans." A description of each plan follows.

       - The 1994 Plan superceded and consolidated the 1988 Stock Option Plan and Restricted Stock Purchase Plan (the "1988 Plan"). Outstanding stock options and unvested share issuances under the 1988 Plan were incorporated into and assumed in the 1994 Plan.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

           The 1994 Plan authorizes up to 4,100,000 shares to be granted no later than February 2004. The 1994 Plan provides for the grant of both incentive and non-qualified stock options which are exercisable for up to ten years from the grant date. The 1994 Plan has three components as follows:

           - The Discretionary Option Grant Program for selected employees and consultants has both incentive and non-qualified components. Non-qualified options granted under the Discretionary Option Grant Program may be purchased at not less than 85% of fair market value of the stock at the date of grant whereas incentive options may be purchased at fair market value. Such options generally vest over a period not exceeding five years.

           - The Automatic Option Grant Program provides for non-qualified stock options to be granted to non-employee directors at fair market value. Options generally vest over a period not exceeding five years.

           - The Stock Issuance Program provides for the issuance of shares of common stock which may be purchased by eligible employees and certain other qualified individuals at a price not less than 85% of fair market value. Such options may be immediately exercisable or may vest over a period not exceeding five years.

       - The 1996 Plan authorizes up to 1,450,000 shares to be granted no later than September 2008. Under terms of the 1996 Plan, the Company may grant options to selected non-officer non-director employees and consultants. The options are generally exercisable at not less than 85% of fair market value. Options generally vest over periods not exceeding five years and have a maximum term of ten years.

       - Additionally, a fully-exercisable non qualified option to purchase 17,087 shares of common stock at an exercise price of $0.14 was outstanding at December 31, 1995, 1996, 1997, and 1998. This option was not issued pursuant to any of the Company's stock option plans. This option expires in May 2001.

       In September 1998, the Compensation Committee of the Company's Board of Directors authorized a program to cancel and regrant option grants made under the 1994 and 1996 Plans that were granted at exercise prices exceeding the fair market value of common stock as of the effective date of the program, October 23, 1998. The exercise price of each regranted option was $2.75, based on the closing market price of the Company's common stock on October 23, 1998. Each optionee holding such an option had the opportunity to (i) elect to retain the old option or (ii) accept a new option with an exercise price equal to the fair market value of the Company's common stock on the effective date and cancel the older, higher-priced option. Each regranted option covered the same number of shares subject to the higher-priced option at the time of cancellation and maintained the same vesting period as the previously cancelled option. The regranted option is subject to the condition that the options cannot be exercised, and employment is not terminated, prior to April 23, 1999. Any employee voluntarily leaving the Company during the suspended vesting period will lose the affected options, including previously vested portions of those options.

       In October 1998, the Compensation Committee of the Company's Board of Directors authorized a program to cancel and regrant option grants made under the 1994 Plan to officer employees of the Company that were granted at exercise prices exceeding the fair market value of common stock as of the effective date of the program, November 3, 1998. The exercise price of each regranted option was $2.75, based on the closing market price of the Company's common stock on November 3, 1998. Each optionee holding such an option had the opportunity to (i) elect to retain the old option or (ii) accept new options with exercise prices equal to the fair market value of the Company's common stock on the effective date and cancel the older, higher-priced option. Each regranted option covered one half the number of shares subject to the higher-priced option at the time of cancellation. One of the regranted options maintained the same vesting period as the previously cancelled option. The other regranted option vests in equal monthly installments over a 48 month period beginning on the effective date of the program. The regranted options are subject to the condition that the options cannot be exercised, and employment is not terminated, prior to May 3, 1999. Any officer employee voluntarily leaving the Company during the suspended vesting period will lose the affected options, including previously vested portions of those options.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       A summary of stock option transactions for the 1994 and 1996 Plans described above is as follows:

                                                             1994 AND 1996 STOCK OPTION PLANS
                                            -------------------------------------------------------------------
                                                 OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                            -------------------------------     -------------------------------
                                                                WEIGHTED                            WEIGHTED
                                                                 AVERAGE                             AVERAGE
                                                NUMBER          EXERCISE            NUMBER          EXERCISE
                                              OF SHARES           PRICE           OF SHARES           PRICE
                                            ---------------    ------------     ---------------    ------------
       Balance at December 31, 1995               1,671,309    $       5.63             787,291    $       2.17
            Options granted                         874,887            9.01
            Options exercised                      (149,261)            .77
            Options canceled                       (598,732)          18.30
                                            ---------------    ------------     ---------------    ------------

       Balance at December 31, 1996               1,798,203            5.54             813,939            2.49
            Options granted                       1,404,976            6.58
            Options exercised                      (252,337)           6.34
            Options canceled                       (299,984)           7.65
                                            ---------------    ------------     ---------------    ------------

       Balance at December 31, 1997               2,650,858            6.20           1,185,372            5.02
            Options granted                       2,990,941            3.49
            Options exercised                       (91,649)           5.23
            Options canceled                     (2,571,217)           7.32
                                            ---------------    ------------     ---------------    ------------

       December 31, 1998                          2,978,933    $       2.60             675,253    $       1.52
                                            ---------------    ------------     ---------------    ------------
                                            ---------------    ------------     ---------------    ------------

       The following table summarizes information about all stock options outstanding at December 31, 1998:

                                               ------------------------------     ------------------------------
                                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                               ------------------------------     ------------------------------
                                                 WEIGHTED
                                                  AVERAGE         WEIGHTED                            WEIGHTED
           RANGE OF                              REMAINING         AVERAGE                             AVERAGE
           EXERCISE             NUMBER          CONTRACTUAL       EXERCISE            NUMBER          EXERCISE
            PRICES            OF SHARES            LIFE             PRICE           OF SHARES           PRICE
       -----------------------------------     --------------    ------------     ---------------    -----------
        $0.14 to $2.69             496,526               3.77    $       0.36             475,713    $      0.27
             $2.75               2,295,415               8.71            2.75             142,525           2.75
        $3.00 to $16.13            204,079               9.00            6.34              57,015           8.81
                             -------------     --------------    ------------     ---------------    -----------

                                 2,996,020               7.91    $       2.60             675,253    $      1.52
                             -------------     --------------    ------------     ---------------    -----------
                             -------------     --------------    ------------     ---------------    -----------

       EMPLOYEE STOCK PURCHASE PLANS
       The Company has three Employee Stock Purchase Plans which provide eligible employees the opportunity to purchase the Company's common stock through payroll deductions. The Company's employees in the United States are eligible to participate in the 1994 Employee Stock Purchase Plan, as amended and the 1998 Employee Stock Purchase Plan whereas the Company's Canadian employees are eligible to participate in a separate 1998 Employee Stock Purchase Plan. Each of the Plans has substantially identical terms. Under the terms of the Plans, employees qualify if they have

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       been employed at least 20 hours per week for more than five months. After three months of service, qualifying employees are eligible to participate in the Plans in the quarter following the period in which the eligibility requirement is fulfilled. Employees may elect to have up to 15% of their regular compensation withheld through regular payroll deductions. At each quarter-end, amounts accumulated in the participant's account are used to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the stock at either the date of the participant's entry into the Plan or the last day of the quarter. The initial option period for each of the Plans is generally twelve to twenty-four months with subsequent option periods covering one twelve month period. Each Plan terminates either at the end of the respective option periods or when the maximum number of shares available for issuance under the Plan have been issued. Under these Plans, 56,857, 128,513, and 212,584 shares of common stock were issued during the years ended December 31, 1996, 1997, and 1998, respectively. At December 31, 1998, 218,443 shares of common stock were available for future purchases. No shares remained available for future purchases under the 1994 Employee Stock Purchase Plan, as amended.

       ACCOUNTING FOR STOCK-BASED COMPENSATION
       The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations. Under the provisions of APB 25, the Company measures compensation cost using the intrinsic value method rather than the fair value method prescribed by SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation cost has been recognized in the Company's results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 123 which require the presentation of pro forma information related to net income (loss) and net income (loss) per share as if the Company accounted for its stock-based compensation plans using the fair value method. Such pro forma information is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                                1996               1997              1998
             Net loss:
                  As reported                                  $(7,120)           $(4,283)         $(13,124)
                  Pro forma                                     (8,352)            (6,830)          (15,979)

             Net loss per common share:
                  As reported, basic and diluted                 $(.59)             $(.34)           $(1.03)
                  Pro forma, basic and diluted                   $(.69)             $(.55)           $(1.26)

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       The fair value of options granted under the Stock Option Plans and shares issued under the Employee Stock Purchase Plans reported below have been estimated at the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                           STOCK OPTION PLANS                   EMPLOYEE STOCK PURCHASE PLANS
                                  --------------------------------------    ---------------------------------------
                                    1996           1997          1998          1996           1997         1998
       Risk-free interest rate      6.21%          6.17%         5.10%         6.21%          6.17%        4.69%
       Dividend yield                  0%             0%            0%            0%             0%           0%
       Expected volatility         65.09%         69.76%        74.17%        65.09%         69.76%       74.17%
       Expected life (in years)        5              5             5           .25            .25          .25

       The estimated fair value of options granted under the Stock Option Plans at December 31, 1996, 1997 and 1998 was $4.22, $3.40, and $2.33 per
       share, respectively. The estimated fair value of shares issued under the Employee Stock Purchase Plans at December 31, 1996, 1997, and 1998 was $9.56, $6.58, and $1.05 per share, respectively.


 8.    ACQUISITIONS

       In February 1996, the Company acquired certain assets of Applied Computing Devices, Inc. ("ACD"), a company that developed and marketed operations systems software used primarily by independent telephone companies to manage certain functions in their networks. The customer set and products of ACD complement those of the Company and the Company intends to continue to market and enhance these products. The Company acquired the assets for $1,700 in cash and incurred approximately $200 in related costs. The assets were acquired at an auction held in Federal Bankruptcy Court, Southern District of Indiana. The transaction, which was accounted for as a purchase, included the acquisition of in-process research and development valued at approximately $1,200, property and equipment valued at approximately $377 and purchased technology valued at approximately $337. The Company recorded a one-time charge in the first quarter of 1996 for approximately $1,186 associated with purchased research and development costs.

       In July 1996, the Company acquired certain assets of MPR Teltech, a subsidiary of British Columbia Telecom, Inc. The assets acquired were part of MPR Teltech's operating unit commonly known as the Special Services Network division ("SSN"). The Company and its Canadian subsidiary, ADA Canada, acquired the assets for $4,200 in cash, 150,000 shares of the Company's common stock and incurred approximately $200 in related costs. SSN was an operations systems software development group with expertise in the development of network management systems for public carriers. SSN developed operations systems software primarily for Northern Telecom ("Nortel"). SSN has become part of ADA Canada and will develop network performance management operations systems software products for the Company and its customers, including Nortel. The transaction, which was

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       accounted for as a purchase, included the acquisition of in-process research and development valued at approximately $2,100, property and equipment valued at approximately $900 and goodwill and know-how valued at approximately $2,588. The Company recorded a one-time charge in the third quarter of 1996 for the $2,100 associated with purchased research and development costs.

       In June 1997, the Company acquired an exclusive worldwide license to Nortel's Digital Support System II-TM- ("DSSII") operations system software product, subject to certain residual rights retained by Nortel. The Company acquired the license and certain assets related to the DSSII product for a purchase price of $3,100. Of this amount, $3,100 was paid in cash. The Company recorded a charge of approximately $1,578 for purchased research and development associated with the acquisition of the license and the assets. As part of the transaction, the Company also issued Nortel three-year warrants to purchase 150,000 shares of the Company common stock at an exercise price of $12 per share.

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

                    CONDENSED PRO FORMA RESULTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                YEAR ENDED DECEMBER 31
                                                                              ---------------------------
                                                                                 1996           1997
             Revenue                                                             $29,660        $34,050
             Net loss                                                             (7,474)        (4,283)
             Net loss per share, basic and diluted                                  (.61)          (.34)
             Weighted average shares used in computation                          12,165         12,605

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

 9.    INCOME TAXES

       The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consists of current taxes for foreign operations.

       Differences between the statutory rate and the effective tax rate for the year ended December 31, 1996, 1997 and 1998 are as follows:

                                                                                   1996       1997        1998
                                                                                   ----       ----        ----
              Taxes at federal statutory rate                                     (34.0%)    (34.0%)     (34.0%)
              Foreign income taxes                                                  1.8%       3.2%        1.4%
              Net operating loss carryforwards and research and
                   development tax credits (utilized) not utilized                 33.0%      33.0%       33.0%
              Other                                                                 1.0%       1.0%        1.0%
                                                                                    ---        ---         ---

              Provision for income taxes                                            1.8%       3.2%        1.4%
                                                                                    ---        ---         ---
                                                                                    ---        ---         ---

       The components of the deferred tax assets at December 31, 1997 and 1998 are as follows:

                                                                                   YEAR ENDED DECEMBER 31
                                                                              ---------------------------------
                                                                                   1997              1998
             Allowances and reserves                                          $      780        $      818
             Vacation accrual                                                        178               250
             Capitalized research and development                                  2,577             2,982
             Net operating loss carryforwards                                      5,908            10,383
             Tax credits                                                           1,991             2,691
             Accelerated depreciation                                               (287)             (145)
             Other                                                                    10                10
                                                                              ---------------   ---------------

                      Total gross deferred tax asset                              11,157            16,989

             Less valuation allowance                                             (9,655)          (15,433)
                                                                              ---------------   ---------------

                                                                              $    1,502        $    1,556
                                                                              ---------------   ---------------
                                                                              ---------------   ---------------

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

       Realizability of the deferred tax asset is dependent on the Company generating sufficient taxable income or utilizing tax planning strategies available to the Company prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $27,642, of which $5,458 is attributable to disqualifying dispositions of stock options. The Company also has net operating loss carryforwards for California tax purposes of approximately $13,796 at December 31, 1998, of which $2,804 is attributable to disqualifying dispositions of stock options. The amount attributable to the disposition of stock options will not impact the Company's effective tax rate in future periods as the impact will be reflected as a component of equity when recognized.

       The Company also has research and development tax credit carryforwards of approximately $2,162 for federal and $802 for California tax purposes at December 31, 1998. These carryforwards will begin expiring, if unused, in 2003.

       The Internal Revenue Code imposes limits on the availability of net operating loss carryforwards and certain tax credits that arose prior to certain cumulative changes in a corporation's ownership resulting in a change of control of the Company. The Company's use of approximately $1,166 of its federal net operating loss carryforwards and $408 of its federal and $105 of its California tax credit carryforwards are significantly limited because the Company underwent "ownership-changes" in January 1989 and March 1991. In each year following the change, the Company will be able to offset taxable income by a limited amount of the pre-ownership change carryforwards. This limitation is determined by the value of the Company immediately prior to the ownership change multiplied by the long-term tax-exempt rate. Net operating losses and tax credits that are unavailable in any year as a consequence of this limitation may be carried forward for future use subject to certain restrictions.

APPLIED DIGITAL ACCESS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

10.    SUBSEQUENT EVENTS

       TERMINATION OF JOINT DEVELOPMENT AGREEMENT
       On March 3, 1999, the Company's Joint Development Agreement (the "Agreement") with Nortel was terminated. The Agreement, dated September 29, 1997, was for the development of SONET network element products for the telecommunications industry. Under the terms of the Agreement, the Company and Nortel each contributed technology and resources and shared development costs related to the project. Nortel is obligated to continue providing funding for the project for three months after the termination date. While the Company has retained the intellectual property rights associated with the jointly developed technology, Nortel has the right to receive royalties to recover its portion of development costs paid to the Company should the Company sell products utilizing the jointly developed technology. The amount potentially reimbursable to Nortel was $6,117 at December 31, 1998.

       On March 31, 1999 the Company announced a reduction in its workforce of approximately 65 people, or 22% of its total workforce. Of the reduction in workforce, 23 were temporary positions. The Company determined the reduction was necessary in order to align its current operations with the Company's objectives of focusing on market opportunities in its core business, reducing expenses including expenses related to its recently terminated JDA with Nortel and improving operating results.
       The majority of the reduction in workforce were engineers focused on development conducted under JDA. As a result of the reduction in workforce, the Company will close its office in Richardson, Texas.
       The Company will incur a significant one-time charge in the first quarter ending March 31, 1999, related to the reduction in workforce.
       The Company's restructuring plan includes the identification of the affected personnel, facility closures, asset write downs, and lease terminations. The Company has not completed its analysis of the total dollar amount associated with the restructuring charge, but will complete this process prior to issuing its first quarter operating results.

APPLIED DIGITAL ACCESS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    BALANCE AT    ADDITIONS
                                                                    BEGINNING     CHARGED TO                  BALANCE AT
             DESCRIPTION                                 YEAR        OF YEAR      EXPENSES      WRITEOFFS    END OF YEAR
Allowance for doubtful accounts                          1996          $50           $ -           $  -           $50
                                                         1997           50             -              -            50
                                                         1998           50            50                          100

Inventory reserve                                        1996          537             -            (68)          469
                                                         1997          469           312           (211)          570
                                                         1998          570           757           (653)          674