Form 10-Q
period 1999-03-31
APPLIED DIGITAL ACCESS INC
filed 1999-05-17
CIK 919048

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

There were 13,028,849 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of April 30, 1999.

                          APPLIED DIGITAL ACCESS, INC.


                               INDEX TO FORM 10-Q


                                                                                                            PAGE
PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements


             Condensed Consolidated Balance Sheets at
             March 31, 1999 and December 31, 1998..............................................................3

             Condensed Consolidated Statement of Operations for the
             three months ended March 31, 1999 and March 31, 1998..............................................4


             Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1999 and March 31, 1998....................................................5


             Notes to Condensed Consolidated Financial Statements..............................................6 - 9


Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................................................10-14


             Risks and Uncertainties...........................................................................14-21


Item 3.      Quantitative and Qualitative Disclosures About Market Risk........................................21


PART II.     OTHER INFORMATION


Item 1.      Legal Proceedings.................................................................................22


Item 2.      Changes in Securities and Use of Proceeds.........................................................22


Item 3.      Defaults Upon Senior Securities...................................................................22


Item 4.      Submission of Matters to a Vote of Security Holders...............................................22


Item 5.      Other Information.................................................................................22


Item 6.      Exhibits and Reports on Form 8-K..................................................................22


SIGNATURES.....................................................................................................23



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

APPLIED DIGITAL ACCESS, INC.

Condensed Consolidated Balance Sheets
-------------------------------------------------------------------------------


                                                                  MARCH 31,     DECEMBER 31,
                                                                   1999           1998
                                                                   ----           ----
                                                                 Unaudited
                                                                  (Dollars in Thousands,
                                                                  except per share data)
ASSETS
Current assets:
    Cash and cash equivalents                                     $ 14,733   $ 12,513
    Trade accounts receivable, net                                   5,512      6,111
    Inventory, net                                                   4,645      5,679
    Deferred income taxes                                              130        130
    Prepaid expenses and other current assets                        1,893      1,700
                                                                   -------    -------

        Total current assets                                        26,913     26,133

Property and equipment, net                                          3,997      5,466
Intangible assets, net                                                 964      1,247
Deferred income taxes                                                1,510      1,426
                                                                   -------    -------

        Total assets                                              $ 33,384   $ 34,272
                                                                   -------    -------
                                                                   -------    -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  2,819   $  2,922
    Accrued expenses                                                 2,346      2,374
    Accrued warranty expense                                         1,189      1,264
    Deferred revenue                                                 4,337      2,817
                                                                   -------    -------

        Total current liabilities                                   10,691      9,377
                                                                   -------    -------
Shareholders' equity:
    Preferred stock, no par value; 7,500,000 shares authorized;
      no shares issued                                                  --         --
    Common stock, $.001 par value; 30,000,000 shares authorized;
      13,026,842 and 12,909,315 shares issued and outstanding at
      March 31, 1999 and December 31, 1998, respectively                13         13
    Additional paid-in capital                                      55,060     54,897
    Accumulated other comprehensive income                             124        163
    Accumulated deficit                                            (32,504)   (30,178)
                                                                   -------    -------

        Total shareholders' equity                                  22,693     24,895
                                                                   -------    -------

        Total liabilities and shareholders' equity                $ 33,384   $ 34,272
                                                                   -------    -------
                                                                   -------    -------




                   The accompanying notes are an integral part
                         of these financial statements.

APPLIED DIGITAL ACCESS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
--------------------------------------------------------------------------------



                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                      1999             1998
                                                   ----------      ----------
                                                     (Dollars in thousands,
                                                      except per share data)
                                                           (Unaudited)

Revenue                                             $ 7,202          $  5,272
Cost of revenue                                       2,894             3,664
                                                 ----------        ----------

    Gross profit                                      4,308             1,608
                                                 ----------        ----------

Operating expenses:
    Research and development                          3,185             3,544
    Restructuring charge                              1,335                --
    Engineering reimbursement                        (1,361)               --
    Sales and marketing                               2,279             2,280
    General and administrative                        1,261             1,119
                                                 ----------        ----------

        Total operating expenses                      6,699             6,943
                                                 ----------        ----------

        Operating loss                               (2,391)           (5,335)

Interest income                                         120               175
Other expense, net                                       (1)              (11)
                                                 ----------        ----------

        Loss before income taxes                     (2,272)           (5,171)
Provision for income taxes                               54                37
                                                 ----------        ----------

        Net loss                                 $   (2,326)       $   (5,208)
                                                 ----------        ----------
                                                 ----------        ----------

Comprehensive loss                                $  (2,365)      $    (5,127)
                                                 ----------        ----------
                                                 ----------        ----------

        Net loss per share, basic and diluted     $      (.18)    $      (.41)
                                                 ----------        ----------
                                                 ----------        ----------

        Shares used in per share computations    12,916,606        12,624,462
                                                   ----------      ----------
                                                   ----------      ----------



                   The accompanying notes are an integral part
                         of these financial statements.

APPLIED DIGITAL ACCESS, INC.

Condensed Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------



                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                              1999             1998
                                                                           --------           --------
                                                                              Dollars in Thousands
                                                                                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (2,326)          $ (5,208)
    Adjustments to reconcile net loss to net cash provided (used)
      by operating activities:
        Depreciation and amortization                                           953                918
        Writeoff of assets associated with restructuring                        866                 --
        Other                                                                   (40)                17
        Changes in operating assets and liabilities:
           Trade accounts receivable                                            599              3,849
           Inventory                                                          1,034                514
           Prepaid expenses and other current assets                           (277)               164
           Accounts payable                                                    (103)               856
           Accrued expenses                                                     (12)            (1,584)
           Accrued warranty expense                                             (75)                (5)
           Deferred revenue                                                   1,520                224
                                                                           --------           --------
             Net cash provided (used) by operating activities                 2,139               (255)
                                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                                     --             (3,413)
    Maturities of investments                                                    --              2,935
    Purchases of property and equipment                                         (67)              (684)
                                                                           --------           --------

             Net cash used by investing activities                              (67)            (1,162)
                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                             (16)                (4)
    Proceeds from issuance of common stock                                      164                312
                                                                           --------           --------


             Net cash provided by financing activities                          148                308
                                                                           --------           --------


             Net increase (decrease) in cash and cash equivalents             2,220             (1,109)

        Cash and cash equivalents at beginning of period                     12,513              4,400
                                                                           --------           --------

        Cash and cash equivalents at end of period                         $ 14,733           $  3,291
                                                                           --------           --------
                                                                           --------           --------



                   The accompanying notes are an integral part
                         of these financial statements.

APPLIED DIGITAL ACCESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS)


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


In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks and Uncertainties, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC.

2.     NEW ACCOUNTING PRONOUCEMENTS


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

3.     INVENTORY


Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:



                                                                               MARCH 31       DECEMBER 31
                                                                                 1999            1998
                                                                              -----------    ------------
             Inventories:
                  Raw materials                                                 $3,026         $3,266
                  Work-in-process                                                1,646          2,389
                  Finished goods                                                   673            698
                                                                              -----------    ------------

                                                                                 5,345          6,353
                  Less reserves                                                   (700)          (674)
                                                                              -----------    ------------

                                                                                $4,645         $5,679
                                                                              -----------    ------------
                                                                              -----------    ------------



4.       RESTRUCTURING CHARGE FOR TERMINATION OF JOINT DEVELOPMENT AGREEMENT


On March 3, 1999, the Company announced the termination of its joint development agreement ("JDA") with Northern Telecom, Inc. ("Nortel"). The Company and Nortel entered into the JDA in September 1997 to develop Synchronous Optical Network ("SONET") network element products for the telecommunications industry. The intellectual property rights associated with the jointly developed technology will become the property of the Company. Under the JDA, the Company and Nortel each contributed technology and development resources to the project and shared the development costs. The Company's development costs associated with the JDA have been expensed as incurred. Nortel is obligated to continue funding its share of the development costs associated with the JDA project through June 2, 1999.


For the three months ended March 31, 1999, the Company incurred a one-time restructuring charge of $1,435, of which $1,335 is included as a separate component of operating expenses and $100 is included in costs of revenue. Cash expenditures are estimated to be $469 which consists of employee severance costs, facility closure in Richardson, Texas and other costs. The significant components of the restructuring charge are:

--------------------------------------------------------------------------------


                COMPONENT
                ---------
                                                                                                                   Estimated
                                                                                  Amounts incurred as of     amounts to be paid in
                                                                Amount                March 31, 1999              the Future
                                                                ------                --------------              ----------

Severance and related personnel costs                          $  264                    $  264                      $  0

Capital asset writeoffs                                           866                       866                         0

Facility closure                                                  152                        45                       107

Excess inventory writedown                                        100                       100                         0

Other costs                                                        53                         0                        53
                                                               ------                    ------                      ----
Total restructuring costs                                      $1,435                    $1,275                      $160


--------------------------------------------------------------------------------


Severance costs are related to the termination of approximately 65 people, the majority of which were engineers focused on the JDA. The capital assets are primarily software development tool kits that were acquired specifically for the JDA and do not have an on-going business use. The facility in Richardson, Texas is a leased facility which the Company has the ability to sub-lease. The Company has estimated the costs associated with leasing the facility until a sub-lessee can be found. The inventory write down related to excess quantities of components used in the JDA product design that were purchased in advance. Other costs are associated with legal and other professional services required to complete the termination of the JDA. The Company anticipates the majority of the expenditures will be concluded by June 30, 1999. However, there may be costs associated with the closure of the leased facility in Richardson, Texas that could extend beyond that date.

5.     PER SHARE INFORMATION

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. All prior period earnings per share amounts have been restated to comply with SFAS No. 128.


In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows (dollars in thousands, except per share amounts).

APPLIED DIGITAL ACCESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(DOLLARS IN THOUSANDS)




                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           1999                    1998
                                                                           ----                    ----

               Numerator - basic and diluted EPS:
                  Net loss                                               $(2,326)                $(5,208)
               Denominator - basis and diluted EPS:
                  Weighted average common stock outstanding               12,917                  12,624
               Basic and diluted earnings per share                       $(0.18)                 $(0.41)



6.    SEGMENTS

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

The Company's two business units, Network Systems and Network Management, are organized around the Company's product lines. The Network Systems business unit is formed around the Company's network test and performance monitoring products and services, including its T3AS Test and Performance Monitoring System ("T3AS"), Centralized Test System ("CTS"), Test OS, Remote Module, Network Embedded Protocol Access System ("NEPA"), and Sectionalizer. The Network Management business unit focuses on the Company's Operations Systems ("OS") software products including .Provisioner, Traffic Data Collection and Engineering System ("TDC&E"), Fault Management System ("FMS"), and OS design services.

The table below presents information about revenues and operating loss for reportable segments for the three months ended March 31:


                                                               OPERATING
                                          REVENUES               LOSS
                                       ----------------     ---------------
1998:
     Network Systems                            $3,117          $(2,953)
     Network Management                          2,155             (595)
                                                ------          -------

         Total for reportable segments           5,272           (3,548)

     Reconciling items                              --           (1,787)
                                                ------          -------

     Consolidated totals                        $5,272          $(5,335)
                                                ------          -------
                                                ------          -------

1999:
     Network Systems                            $4,795          $  (272)
     Network Management                          2,407             (127)
                                                ------          -------

         Total for reportable segments           7,202             (399)

     Reconciling items                              --           (1,992)
                                                ------          -------

     Consolidated totals                        $7,202          $(2,391)
                                                ------          -------
                                                ------          -------


The table below presents the reconciliation of operating loss for reportable segments to consolidated loss before income taxes for the three months ended March 31:


                                            1999               1998
                                           -------           -------
Operating loss for reportable
     Segments                              $  (399)          $(3,548)
Other unallocated segment expenses          (1,993)           (1,798)
Other unallocated income                       120               175
                                           -------           -------

         Consolidated loss before
              income taxes                 $(2,272)          $(5,171)
                                           -------           -------
                                           -------           -------



Operating loss for reportable segments includes segment revenues with deductions made for related development and selling costs and certain expenses controllable by segment managers. Other unallocated segment expenses consist of corporate selling, general and administrative expenses allocated to each segment based on segment revenues. Other unallocated income consists of interest income on investments held at the corporate level.

The table below presents the reconciliation of total assets for reportable segments to consolidated total assets at:

                                        MARCH 31,       DECEMBER 31,
                                          1999             1998
                                         -------          -------
Total assets for reportable
     Segments                            $14,155          $17,256
Other unallocated segment assets           2,918            2,925
Other unallocated assets:
     Cash                                 14,733           12,513
     Other                                 1,578            1,578
                                         -------          -------

      Consolidated total assets          $33,384          $34,272
                                         -------          -------
                                         -------          -------



Total assets for reportable segments includes amounts attributable to trade accounts receivable, inventory and property and equipment. Other unallocated segment assets consist primarily of intangible assets obtained in conjunction with certain acquisitions. Other unallocated assets consists principally of deferred taxes and prepaid expenses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         On March 31, 1999, the Company announced a reduction in its workforce of approximately 65 people, or 22% of its total workforce. Of the reduction in workforce, 23 were temporary positions. The Company determined the reduction was necessary in order to align its current operations with the Company's objectives of focusing on market opportunities in its core business, reducing expenses including expenses related to its recently terminated JDA with Nortel and improving operating results. The majority of the reduction in workforce were engineers focused on development conducted under the JDA. As a result of the reduction in workforce, the Company will close its office in Richardson, Texas. In the quarter ended March 31, 1999 the Company incurred a restructuring charge of $1,435,000 related to the reduction in workforce, the closure of its Texas facility, the write-down of certain capital assets, and inventory.

RESULTS OF OPERATIONS


          Revenue totaled $7,202,000 for the three months ended March 31, 1999, a 37% increase from $5,272,000 for the three months ended March 31, 1998. The increase is primarily the result of increased revenue from the sale of network systems products and to a lesser extent increased revenue from the sale of network management OS products. Revenue generated from the sale of the Company's network systems products and services totaled $4,795,000 for the three months ended March 31,1999, a 54% increase from $3,117,000 for the three months ended March 31, 1998. The increase was primarily the result of increased sales of the Company's T3AS and CTS products. Revenue generated from the sale of the Company's network management OS products and services totaled $2,407,000 for the three months ended March 31, 1999, a 12% increase from $2,155,000 for the three months ended March 31, 1998. The increase was the result of increased sales of the Company's .Provisioner and TDC&E products partially offset by decreased sales of the Company's design services and TestOS software products. For the three months ended March 31, 1999, BellSouth, Bell Atlantic and Ameritech accounted for 30%, 14%, and 11% of the Company's total revenue, respectively. For the three months ended March 31, 1998, BellSouth and MCI WorldCom accounted for 34% and 29% of the Company's total revenue, respectively.


         Gross profit totaled $4,308,000 for the three months ended March 31, 1999, a 168% increase from $1,608,000 for the three months ended March 31, 1998. Gross profit as a percent of revenue was 60% for the three months ended March 31, 1999 compared to 31% for the same period in 1998. The increase in gross profit levels was primarily the result of a network systems product mix weighted toward T3AS products, which carry higher gross margins than the CTS and Remote Module products and improved gross profit margins on the Remote Module product resulting from manufacturing cost reductions. Additionally, the allocation of the Company's relatively fixed manufacturing overhead costs over higher revenue levels and lower-inventory write-downs resulted in higher overall gross profit levels in the first quarter of 1999. There can be no assurance that the Company will be able to maintain the current gross profit margins or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressures in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material costs, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.


         Research and development expenses totaled $3,185,000 for the three months ended March 31, 1999, a 10% decrease from $3,544,000 for the three months ended March 31, 1998. The decrease is due to an increase in Nortel's proportionate share of total development costs it is responsible for under the JDA. During the first quarter of 1999, Nortel agreed to increase its share of the costs incurred under the JDA from 50% to 60%. For the three months ended March 31, 1999 and 1998, the Company's net research and development expenses included $1,876,000 and $698,000 offsets, respectively, representing Nortel's proportionate share of development costs incurred for the initial project conducted under the JDA. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs.


         Included in the results of operations for the three months ended March 31, 1999 is a restructuring charge of $1,435,000, of which $1,335,000 is included as a separate component of operating expenses and $100,000 that is included as part of cost of revenue (see Note 4 of the Notes to the Condensed Consolidated Financial Statements contained herein). The restructuring charge is a result of the Company's plan to focus its efforts on market opportunities in its core business and the termination of the JDA with Nortel.


         Included in the results of operations for the three months ended March 31, 1999 is a one-time credit adjustment of $1,361,000 which represents an increase from 50% to 60% in Nortel's proportionate share of total development expenses incurred under the JDA through December 31, 1998.


          Sales and marketing expenses totaled $2,279,000 for the three months ended March 31, 1999, relatively unchanged from $2,280,000 for the three months ended March 31, 1998. The Company expects sales and marketing expenses will increase during 1999 as it adds addtional sales, marketing and technical support personnel to support increased focus on new customer markets and planned product introductions.

         General and administrative expenses totaled $1,261,000 for the three months ended March 31, 1999, a 13% increase from $1,119,000 for the three months ended March 31, 1998. The increase is attributable to higher personnel costs associated with the business unit restructuring and higher legal and professional services associated with the termination of the JDA. The Company expects that general and administrative expenses may increase in 1999 as a result of expected administrative costs related to the termination of the JDA with Nortel and potential increased expenses related to the Company's focus on Year 2000 issues.


         Interest income totaled $120,000 for the three months ended March 31, 1999, a 31% decrease from $175,000 for the three months ended March 31, 1998. The decrease is the result of a decrease in cash investments during 1999 compared to 1998.


         For the three months ended March 31, 1999 and 1998, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an effective Canadian tax rate of 50% and 46%, respectively. At December 31, 1998, the Company had federal income tax-loss carry-forwards of approximately $27,642,000 and California state income tax-loss carry-forwards of approximately $5,458,000. The Company's use of approximately $1,166,000 of its federal tax-loss carry-forwards, and $408,000 of its federal and $105,000 of its California tax credit carry-forwards are significantly limited as a result of ownership changes associated with equity financing in January 1989 and March 1991. See footnote 9 to the Consolidated Financial Statements in the December 31, 1998 Form 10-K.


         As a result of the factors discussed above, the Company incurred a net loss of $2,326,000 or $.18 per basic and diluted share for the three months ended March 31, 1999 compared to net loss of $5,208,000, or $.41 per basic and diluted share for the three months ended March 31, 1998. Excluding the one time credit adjustment of $1,361,000 and the restructuring of $1,435,000 charge the Company would have recorded a net loss of $2,252,000, or $.17 per basic and diluted share for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES


         Cash and investments totaled $14,733,000 at March 31, 1999 compared to $12,513,000 at December 31, 1998. The increase in cash is primarily due to advance payments received for annual maintenance, reductions in trade receivables and inventory offset by the net loss for the period.


         Net working capital totaled $16,222,000 at March 31, 1999 compared to $16,756,000 at December 31, 1998. The decrease in working capital was primarily the result of an increase in deferred revenue and decreases in inventory and trade receivables significantly offset by an increase in cash.


         The Company's operating activities for the three months ended March 31, 1999 provided $2,139,000 in cash compared to the use of $255,000 for the three months ended March 31, 1998. The cash provided for the first quarter of 1999 was primarily the result of decreased trade receivables and inventory and an increase in deferred revenue off set by the net loss for the period.

         Cash used for capital expenditures totaled approximately $67,000 for the three months ended March 31, 1999 compared to $684,000 for the three months ended March 31, 1998. Most of the capital additions in the first quarter of 1999 were for the purchase of software development tool kits and computer workstations. The Company did not acquire any capital equipment through new capital lease arrangements during the three months ended March 31, 1999 or 1998, respectively. The Company expects that 1999 capital expenditures will decrease substantially from 1998 levels due to the termination of the JDA with Nortel. Planned expenditures will focus on upgrades to the Company's network infrastructure and specific needs for ongoing research and development projects.


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


YEAR 2000 COMPLIANCE


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


         The risk to ADA exists in four areas: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from Company customers, and the potential reduced spending by telecommunication service providers ("TSPs") on network performance management products as a result of significant information systems spending on Year 2000 remediation.


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


         Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. TSPs have devoted a substantial portion of their information systems' spending to fund such upgrades and modifications and have diverted spending away from network performance management products. Such changes in customers' spending patterns have had and could continue to have a material adverse impact on the Company's sales, operating results or financial condition.


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


         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; HISTORY OF LOSSES. The Company has experienced significant fluctuations in bookings, revenue and operating results from quarter to quarter due to a combination of factors and expects such fluctuations to continue in future periods. Factors that may cause the Company's results of operations to vary significantly from quarter to quarter include but are not limited to the size and timing of customer orders and subsequent shipment of systems products and implementation of OS software products to major customers, timing and market acceptance of product introductions or enhancements by the Company or its competitors, customer order deferrals in anticipation of new products, technological changes in the telecommunications industry, competitive pricing pressures, changes in the Company's operating expenses, personnel changes, management of a changing business, changes in the mix of products sold and licensed, disruption in sources of supply, changes in pricing policies by the Company's suppliers, regulatory changes, capital spending, delays of payments by customers and general economic conditions. The Company believes that in late 1997 it began experiencing seasonality in its product shipments and Operating System ("OS") software licensing. Generally, TSPs place more orders for products and licenses in the second and fourth quarters, with the orders significantly down in the first quarter and relatively flat in the third quarter of each year. The Company expects that revenue may begin to reflect these seasonal order cycles more closely, which could result in quarterly fluctuations. There can be no assurance that the TSPs will not defer or delay orders contrary to the historical seasonal pattern or that they will not change their ordering patterns. Because of the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have a proportionately greater impact on the Company's operating income in that quarter and may result in fluctuations in the price of the Company's Common Stock.


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


         CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS. The market for the Company's products and services currently consists of the five RBOCs, IXCs, ILECs, CLECs, emerging carriers, ISPs, enterprise networks and other TSPs. Historically, the Company's marketing efforts focused primarily on the RBOCs, which accounted for approximately 31%, 47% and 57% of the Company's total revenue in 1997, 1998, and the three months ended March 31, 1999, respectively. However, the Company's strategy has been to focus its efforts on diversifying its customer base. RBOC and IXC customers accounted for 57% and 3% of the Company's total revenue for the three months ended March 31, 1999 and 47% and 23% for the year ended December 31, 1998, respectively. The increased customer base is primarily a function of the Company's acquisitions in 1996 and 1997. As a result of these acquisitions, the Company added OS related products and services that the Company has been able to market to a wider group of customers. In addition, the Company added a number of TSPs that were new customers to the Company. To date, the OS customers tend to be long distance telephone companies, CLECs, emerging carriers and enterprise vendors who have not invested in legacy systems from BellCore. While the Company believes its customer base diversification is beneficial to the Company, there can be no assurances that the Company will be able to continue expanding the distribution of its OS and system products and services to additional prospective customers. In addition, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, a delay in deployment of the Company's products or the cancellation, modification or non-renewal of license or maintenance agreements could materially and adversely affect the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and MCI WorldCom have entered into purchase contracts with the Company. MCI WorldCom has also entered into license agreements with the Company. Other TSPs purchase the Company's network system products and license OS products under standard purchase orders. Since the RBOC and MCI WorldCom contracts may be terminated at either the customer's or the Company's convenience, the Company believes that the purchase contracts and license agreements are not materially different than purchasing or licensing under purchase orders. Prior to selling products to RBOCs and certain other TSPs, a vendor must often first undergo a product qualification process with the TSP for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, the five RBOCs, MCI WorldCom and several other customers have qualified the Company's products, when required. Any failure on the part of any of the Company's customers to maintain their qualification of the Company's products, failure of any of the TSPs to deploy the Company's products, or any attempt by any of the TSPs to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, work force reductions and staff reassignments by some of the Company's customers have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.


         DEPENDENCE ON TWO PRODUCT LINES. Historically, the majority of the Company's revenue has been derived from the sale of its network systems products and services. However, as a result of acquisitions completed in 1996 and 1997, the Company added additional product lines and derived revenue from a product mix of both network systems products and services and network management OS software products and services. Revenue from network systems products and services, including CTS, T3AS and Remote Module, generated 56% and 67% of the Company's total revenues for the year ended December 31, 1998 and the three months ended March 31, 1999, respectively. Revenue from network management OS products and services, including software design services, .Provisioner, Test OS, TDC&E and FMS, generated 44% and 33% of the Company's total revenue for the year ended December 31, 1998 and three months ended March 31, 1999, respectively. However, there can be no assurance that the Company's future revenues will not be heavily dependent on sales from only one of its primary product lines. The Company is investing in the expansion of these two product lines through the enhancement, development and marketing of its NIU, CTS, NEPA, T3AS, Test OS, .Provisioner, TDC&E and FMS products.

Failure by the Company to enhance either its existing products and services or to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.


         MANAGEMENT OF CHANGING BUSINESS. As a result of acquisitions in 1996 and 1997, the Company formed two business units around the Company's product lines: the Network Systems business unit and the Network Management business unit. The Network Systems business unit is built around the Company's test and performance management products, including T3AS, CTS, Remote Module, Sectionalizer, NEPA and PAAS products. The Network Management business unit focuses on OS software products including .Provisioner, TDC&E, Test OS, GTA, FMS, and OS design services. These business units operate in four separate geographic locations. The Company continues to face significant management challenges related to the integration of the business operations of these business units. The acquisitions and resultant growth in the Company's infrastructure have placed, and are expected to continue to place, a significant strain on the Company's management, information systems and operations. The strain experienced to date has chiefly been in management of a geographically distributed organization, and in hiring sufficient numbers of qualified personnel to support the expansion of the business. The Company may also make future acquisitions where it believes it can acquire new products or otherwise rapidly enter new or emerging markets. Mergers and acquisitions of high technology companies are inherently risky and can place significant strains on the Company's management, information systems and operations. The Company is not able to forecast additional strains that may be placed on the Company's management, information systems and operations as a result of recent or future acquisitions or in the future. The Company's potential inability to manage its changing business effectively could have a material adverse effect on the Company's business, operating results, and financial condition. Additionally, as a result of the termination of the JDA, the Company discontinued operations conducted at its Richardson, Texas facility. There can be no assurance that the Company will not incur significant expenses related to the closure of the Texas facility that could have a material impact on the Company's business, operating results and financial condition.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Not required.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


           From time to time, ADA may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company is not a party to any legal proceedings


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.


 ITEM 5.  OTHER INFORMATION


         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


              EXHIBIT NUMBER

                   3.3 (1)   Certificate of Incorporation of the Company

                   3.4 (2) Certificate of Agreement of Merger of the Company and its California predecessor

                   3.5 (1)   Bylaws of the Company

                  27.1       Financial Data Schedule

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 1997 (File No. 0-23698)

(2) Incorporated by reference to the Company's Current Report on Form 8-K/A dated January 12, 1998 (File No. 0-23698)

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




            SIGNATURE                                       TITLE                        DATE
            ---------                                       -----                        ----
By:   /s/  Donald L. Strohmeyer                   President, Chief Executive          May 17, 1999
   ---------------------------------              Officer and Director
         (Donald L. Strohmeyer)                   (Principal Executive
                                                  Officer)

By:   /S/  James L. Keefe                         Vice President, Finance             May 17, 1999
   ---------------------------------              and Administration, Chief
         (James L. Keefe)                         Financial Officer,
                                                  Secretary
                                                  (Principal Accounting
                                                  Officer)


