Form 10-Q
period 1999-06-30
APPLIED DIGITAL ACCESS INC
filed 1999-08-16
CIK 919048

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                             __________________________

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                             __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

There were 13,147,507 shares of the Registrant's Common Stock, $0.001 par value, outstanding as of July 31, 1999.

                            APPLIED DIGITAL ACCESS, INC.

                                 INDEX TO FORM 10-Q

                                                                                                PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at
             June 30, 1999 and December 31, 1998..................................................3

             Condensed Consolidated Statements of Operations and Comprehensive Loss for the
             three and six months ended June 30, 1999 and June 30, 1998...........................4

             Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 1999 and June 30, 1998.........................................5

             Notes to Condensed Consolidated Financial Statements.................................6-9

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations............................................................10-14

             Risks and Uncertainties..............................................................14-21

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........................21

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings....................................................................22

Item 2.      Changes in Securities and Use of Proceeds............................................22

Item 3.      Defaults Upon Senior Securities......................................................22

Item 4.      Submission of Matters to a Vote of Security Holders..................................22

Item 5.      Other Information....................................................................23

Item 6.      Exhibits and Reports on Form 8-K.....................................................23

SIGNATURES........................................................................................24

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
APPLIED DIGITAL ACCESS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                            JUNE 30,     DECEMBER 31,
                                                                              1999          1998
                                                                          ------------  --------------
                                                                           Unaudited
                                                                              (Dollars in Thousands,
                                                                              except per share data)
ASSETS
Current assets:
    Cash and cash equivalents                                                $  9,465       $  12,513
    Investments                                                                 4,867                     -
    Trade accounts receivable, net                                              5,161           6,111
    Inventory, net                                                              4,227           5,679
    Deferred income taxes                                                         130             130
    Prepaid expenses and other current assets                                   1,365           1,700
                                                                          ------------  --------------
        Total current assets                                                   25,215          26,133

Property and equipment, net                                                     3,472           5,466
Intangible assets, net                                                            681           1,247
Deferred income taxes                                                           1,510           1,426
                                                                          ------------  --------------
        Total assets                                                         $ 30,878       $  34,272
                                                                          ------------  --------------
                                                                          ------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  3,089       $   2,922
    Accrued expenses                                                            1,491           2,374
    Accrued warranty expense                                                    1,149           1,264
    Deferred revenue                                                            3,003           2,817
                                                                          ------------  --------------
        Total current liabilities                                               8,732           9,377
                                                                          ------------  --------------
                                                                          ------------  --------------

Shareholders' equity:
    Preferred stock, no par value; 7,500,000 shares authorized;
      no shares issued                                                              -               -
    Common stock, $.001 par value; 30,000,000 shares authorized;
      13,118,571  and 12,909,315 shares issued and outstanding at
      June 30, 1999 and December 31,1998 respectively                              13              13
    Additional paid-in capital                                                 55,289          54,897
    Accumulated other comprehensive income                                        191             163
    Accumulated deficit                                                       (33,347)        (30,178)
                                                                          ------------  --------------
        Total shareholders' equity                                             22,146          24,895
                                                                          ------------  --------------
        Total liabilities and shareholders' equity                           $ 30,878       $  34,272
                                                                          ------------  --------------
                                                                          ------------  --------------

                             The accompanying notes
                are an integral part of the financial statements.

APPLIED DIGITAL ACCESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
------------------------------------------------------------------------------

                                                FOR THE THREE MONTHS ENDED JUNE 30,       FOR THE SIX MONTHS ENDED JUNE 30,
                                                      1999            1998                       1999            1998
                                                      (Dollars in thousands,                    (Dollars in thousands,
                                                      except per share data)                    except per share data)
                                                          (Unaudited)                                 (Unaudited)
Revenue                                             $   8,863       $  8,580                   $  16,065       $  13,852
Cost of revenue                                         3,531          3,741                       6,425           7,405
                                                  ------------  -------------              --------------  --------------
    Gross profit                                        5,332          4,839                       9,640           6,447
                                                  ------------  -------------              --------------  --------------

Operating expenses:
    Research and development                            2,761          3,777                       5,946           7,320
    Restructuring charge                                    -           -                          1,335            -
    Engineering Reimbursement                               -           -                         (1,361)           -
    Sales and marketing                                 2,147          2,551                       4,426           4,831
    General and administrative                          1,353          1,295                       2,614           2,414
                                                  ------------  -------------              --------------  --------------
        Total operating expenses                        6,261          7,623                      12,960          14,565
                                                  ------------  -------------              --------------  --------------

        Operating loss                                   (929)        (2,784)                     (3,320)         (8,118)

Interest income                                           134            168                         254             342
Other expense, net                                         (7)            (6)                         (8)            (16)
                                                  ------------  -------------              --------------  --------------
        Loss before income taxes                         (802)        (2,622)                     (3,074)         (7,792)

Provision for income taxes                                 41             36                          95              73
                                                  ------------  -------------              --------------  --------------
        Net loss                                    $    (843)     $  (2,658)                  $  (3,169)      $  (7,865)
                                                  ------------  -------------              --------------  --------------
                                                  ------------  -------------              --------------  --------------
    Other comprehensive income (loss):
      Foreign currency translation adjustments             67            (93)                         28             (12)
                                                  ------------  -------------              --------------  --------------
        Comprehensive loss                          $    (776)     $  (2,751)                  $  (3,141)      $  (7,877)
                                                  ------------  -------------              --------------  --------------
        Net loss per share, basic and diluted            (.06) $        (.21)                  $    (.24)      $    (.62)
                                                  ------------  -------------              ------------------------------
        Shares used in per share computations      13,037,132     12,675,219                  12,977,203      12,649,983
                                                  ------------  -------------              --------------  --------------

                             The accompanying notes
                are an integral part of the financial statements.

APPLIED DIGITAL ACCESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                               1999         1998
                                                                            ----------  -----------
                                                                              Dollars in Thousands
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $(3,169)     $(7,865)
    Adjustments to reconcile net loss to net cash provided (used)
      by operating activities:
        Depreciation and amortization                                           1,783        1,853
        Writeoff of assets associated with restructuring                          866            -
        Other                                                                     108         (101)
        Changes in operating assets and liabilities:
           Trade accounts receivable                                              950        3,978
           Inventory                                                            1,452          (65)
           Prepaid expenses and other current assets                              251        1,340
           Accounts payable                                                       167        1,647
           Acquistion payments due licensor                                         -         (867)
           Accrued expenses                                                      (851)        (743)
           Accrued warranty expense                                              (115)          (8)
           Deferred revenue                                                       186        1,047
                                                                            ----------  -----------
             Net cash provided by operating activities                          1,628          216
                                                                            ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                                   (4,867)      (7,854)
    Maturities of investments                                                       -        6,835
    Purchases of property and equipment                                          (169)      (1,370)
    Purchase costs related to asset acquistion                                      -          500
                                                                            -----------------------
             Net cash used by investing activities                             (5,036)      (1,889)
                                                                            ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on capital lease obligations                               (32)          (9)
    Proceeds from issuance of common stock                                        392          416
                                                                            ----------  -----------
             Net cash provided by financing activities                            360          407
                                                                            ----------  -----------
             Net decrease in cash and cash equivalents                         (3,048)      (1,266)
        Cash and cash equivalents at beginning of period                       12,513        4,400
                                                                            ----------  -----------
        Cash and cash equivalents at end of period                            $ 9,465      $ 3,134
                                                                            ----------  -----------

                             The accompanying notes
                are an integral part of the financial statements.

APPLIED DIGITAL ACCESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(DOLLARS IN THOUSANDS)

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

In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Risks and Uncertainties, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the SEC.

2.        NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
SFAS No. 133 establishes accounting and reporting standards for derivative and hedging activities. In accordance with SFAS No. 133 all derivatives must be recognized as assets or liabilities and measured at fair value. This Statement will be effective for the Company's fiscal year 2001. The Company has not yet determined the impact of the adoption of this new accounting pronouncement on its consolidated financial position or results of operations.

3.        INVENTORY

Inventory is valued at the lower of cost (determined using the first-in, first-out method) or market. Inventory was as follows:

                                                            JUNE 30,        DECEMBER 31,
                                                              1999             1998
                                                           -----------    --------------
     Inventories:
          Raw materials                                      $2,649         $3,266
          Work-in-process                                     1,641          2,389
          Finished goods                                        667            698
                                                           -----------    --------------
                                                              4,957          6,353
          Less reserves                                        (730)          (674)
                                                           -----------    --------------

                                                             $4,227         $5,679
                                                           -----------    --------------
                                                           -----------    --------------

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

APPLIED DIGITAL ACCESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(DOLLARS IN THOUSANDS)

Company. Under the JDA, the Company and Nortel each contributed technology and development resources to the project and shared the development costs. The Company's development costs associated with the JDA have been expensed as incurred.

For the six months ended June 30, 1999, the Company incurred a one-time restructuring charge of $1,435, of which $1,335 is included as a separate component of operating expenses and $100 is included in costs of revenue. Cash expenditures are estimated to be $469 which consists of employee severance costs, a facility closure in Richardson, Texas and other costs. The significant components of the restructuring charge are:

-------------------------------------------------------------------------------------------------------------------

              COMPONENT                       Amount            Amounts incurred as of      Estimated amounts to be
                                                                    June 30, 1999             paid in the future
-------------------------------------------------------------------------------------------------------------------
Severance and related personnel costs       $     264                 $  264                       $  0
Capital asset writeoffs                           866                    866                          0
Facility Closure                                  152                     72                         80
Excess inventory writedown                        100                    100                          0
Other costs                                        53                     10                         43
                                            ---------                 ------                       ----
Total restructuring costs                   $   1,435                 $1,312                       $123
-------------------------------------------------------------------------------------------------------------------

Severance costs related to the termination of approximately 65 people, the majority of which were engineers focused on the JDA. The capital asset writeoffs related to software development tool kits acquired specifically for the JDA that had no on-going business use. The facility in Richardson, Texas is a leased facility which the Company has the ability to sub-lease. The Company has estimated the costs associated with leasing the facility until a sub-lessee can be found. The inventory write down related to excess quantities of components used in the JDA product design that were purchased in advance. Other costs are associated with legal services and other professional services required to complete the termination of the JDA. The majority of the expenditures have been concluded however, there may be costs associated with the closure of the leased facility in Richardson, Texas that could continue in to the future.

5.        PER SHARE INFORMATION

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. There are no reconciling items in the numerator and denominator for basic and diluted EPS.

6.    SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", information regarding the Company's business segments is reported for financial statement purposes consistently with the manner in which these segments are evaluated for internal reporting and management's assessment of performance. The Company evaluates the performance of its segment and allocates resources to them based on segment earnings before allocation of corporate costs.

The Company has two business units, Network Systems and Network Management, that are organized around the Company's product lines. The Network Systems business unit is formed around the Company's network test and performance monitoring products and services, including its T3AS Test and Performance Monitoring System ("T3AS"), Centralized Test System ("CTS"), Remote Module, a network interface unit ("NIU"), OPTIS (previously named Test OS), , Network Embedded Protocol Access System ("NEPA"), and Sectionalizer. The Network Management business unit focuses on the Company's Operations Support System ("OSS") software products

APPLIED DIGITAL ACCESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(DOLLARS IN THOUSANDS)

including .Provisioner, Traffic Data Collection and Engineering System ("TDC&E"), Fault Management System ("FMS"), and OS design services.

The table below presents information about revenues and operating loss for reportable segments for the three and six months ended June 30:

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                  1999             1998              1999             1998
                                              ------------    --------------    -------------    --------------
   REVENUES:
        Network Systems                            $5,821            $5,437          $10,616           $8,929
        Network Management                          3,042             3,143            5,449            4,923
                                              ------------    --------------    -------------    --------------
        Consolidated totals                        $8,863            $8,580          $16,065          $13,852
                                              ------------    --------------    -------------    --------------
                                              ------------    --------------    -------------    --------------

   OPERATING LOSS:
        Network Systems                              $(36)          $(2,342)         $(1,265)         $(5,934)
        Network Management                            354               861              373              164
                                              ------------    --------------    -------------    --------------
            Total for reportable segments             318            (1,481)            (892)          (5,770)

        Reconciling items                          (1,247)           (1,303)          (2,428)          (2,348)
                                              ------------    --------------    -------------    --------------
        Consolidated totals                         $(929)          $(2,784)         $(3,320)         $(8,118)
                                              ------------    --------------    -------------    --------------
                                              ------------    --------------    -------------    --------------

The table below presents the reconciliation of operating loss for reportable segments to consolidated loss before income taxes for the three and six months ended June 30:

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                    1999            1998              1999              1998
                                                ------------    --------------    -------------    --------------
   Operating loss for reportable segments             $318           $(1,481)         $  (892)         $(5,770)
   Other unallocated segment expenses               (1,254)           (1,309)          (2,436)          (2,364)
   Other unallocated income                            134               168              254              342
                                                ------------    --------------    -------------    --------------
      Consolidated loss before income taxes          $(802)          $(2,622)         $(3,074)         $(7,792)
                                                ------------    --------------    -------------    --------------
                                                ------------    --------------    -------------    --------------

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

APPLIED DIGITAL ACCESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(DOLLARS IN THOUSANDS)

The table below presents the reconciliation of total assets for reportable segments to consolidated total assets at:

                                                                JUNE 30,          DECEMBER 31,
                                                                  1999                1998
                                                            ---------------    -----------------
             Total assets for reportable
                  Segments                                       $12,859            $17,256
             Other unallocated assets:
                  Cash and investments                            14,332             12,513
                  Other                                            3,687              4,503
                                                            ---------------    -----------------

                   Consolidated total assets                     $30,878            $34,272
                                                            ---------------    -----------------
                                                            ---------------    -----------------

Total assets for reportable segments includes amounts attributable to trade accounts receivable, inventory and property and equipment. Other unallocated assets principally consists of deferred taxes, intangible assets obtained in conjunction with certain acquisitions and prepaid expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS. STATEMENTS WHICH USE THE WORDS "OBJECTIVE," "SEEK," "INTEND," "WILL," "ANTICIPATE," "CAN," "CONTINUE," "PLAN," AND "EXPECT," ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S (I) PLANS FOR DEVELOPMENT OR ACQUISITION AND INTRODUCTION OF NEW PRODUCTS OR ENHANCEMENT OF EXISTING PRODUCTS, (II) STRATEGY, INCLUDING ITS FOCUS ON ITS CORE BUSINESS,(III) EXPANDED MARKETING EFFORTS, (IV) EXPECTED LEVELS OF EXPENDITURES, (V) GOAL OF MAXIMIZING THE VALUE OF TECHNOLOGY AND (VI) THE COMPANY'S TIMING OF YEAR 2000 COMPLIANCE, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISKS AND UNCERTAINTIES."

RECENT DEVELOPMENTS

          On March 3, 1999, the Company announced the termination of its JDA with Nortel. The Company and Nortel entered into the JDA in September 1997 to develop SONET network element products for the telecommunications industry. The intellectual property rights associated with the jointly developed technology became the property of the Company. Under the JDA, the Company and Nortel each contributed technology and development resources to the project and shared the development costs. The Company's development costs associated with the JDA were expensed as incurred. The Company has reduced expenses associated with the development conducted under the JDA and continues to explore alternatives for maximizing the value of the jointly developed technology. There can be no assurance that the Company will be successful in it efforts to maximize the value of the technology developed under the JDA or that the jointly developed technology will provide future value to the Company.

          On March 31, 1999, the Company announced a workforce reduction of approximately 65 people. The Company determined the reduction was necessary in order to align its current operations with the Company's objectives of focusing on market opportunities in its core business, reducing expenses including expenses related to its recently terminated JDA with Nortel and improving operating results. The majority of the reduction in workforce were engineers focused on development conducted under the JDA. As a result of the reduction in workforce, the Company has closed its office in Richardson, Texas. In the quarter ended March 31,1999 the Company incurred a restructuring charge of $1,435,000 related to the reduction in workforce, the closure of the Texas facility, and the write-down of certain capital assets and inventory.

RESULTS OF OPERATIONS

          Revenue totaled $8,863,000 for the three months ended June 30, 1999, a 3% increase from $8,580,000 for the three months ended June 30, 1998. The increase is primarily the result of increased revenue from the sale of network systems products partially offset by decreased revenue from the sale of network management OSS products. Revenue generated from the sale of the Company's network systems products and services totaled $5,821,000 for the three months ended June 30,1999, a 7% increase from $5,437,000 for the three months ended June 30, 1998. The increase was primarily the result of increased licensing revenues related to the Remote Module product line. Revenue generated from the sale of the Company's network management OS products and services totaled $3,042,000 for the three months ended June 30, 1999, a 3% decrease from $3,143,000 for the three months ended June 30, 1998. The decrease was the result of decreased sales of the Company's design services and TDC&E products largely offset by increased revenues from the Company's FMS software product. For the three months ended June 30, 1999, BellSouth, MCI WorldCom and Bell Atlantic accounted for 33%, 12%, and 10% of the Company's total revenue, respectively. For the three months ended June 30, 1998, MCI WorldCom and BellSouth accounted for 36% and 32% of the Company's total revenue, respectively.

          Revenue totaled $16,065,000 for the six months ended June 30, 1999, a 16% increase from $13,852,000 for the six months ended June 30, 1998. The increase is primarily the result of increased revenue from the sale of network systems products as well as increased revenue related to network management OSS products. Revenue generated from the sale of the Company's network systems products and services totaled $10,616,000 for the six months ended June 30,1999, a 19% increase from $8,929,000 for the six months ended June 30, 1998. The increase was primarily the result of increased sales of the Company's T3AS and CTS products and increased licensing revenues related to the Remote Module product line. Revenue generated from the sale of the Company's network management OSS products and services totaled $5,449,000 for the six months ended June 30, 1999, an 11% increase from $4,923,000 for the six months ended June 30, 1998. The increase was the result of increased revenue related to the Company's .Provisioner and FMS OSS products partially offset by decreased sales of the Company's design services.. For the six months ended June 30, 1999, BellSouth, Bell Atlantic and MCI WorldCom accounted for 32%, 12%, and 8% of the Company's total revenue, respectively. For the six months ended June 30, 1998, BellSouth and MCI WorldCom accounted for 33% and 31% of the Company's total revenue, respectively.

          Gross profit totaled $5,332,000 for the three months ended June 30, 1999, a 10% increase from $4,839,000 for the three months ended June 30, 1998. Gross profit as a percent of revenue was 60% for the three months ended June 30, 1999 compared to 56% for the same period in 1998. The increase in gross profit levels was primarily the result of improved gross profit margins on the Remote Module product resulting from manufacturing cost reductions. Gross profit totaled $9,640,000 for the six months ended June 30, 1999, a 50% increase from $6,447,000 for the six months ended June 30, 1998. Gross profit as a percent of revenue was 60% for the six months ended June 30, 1999 compared to 47% for the same period in 1998. The increase in gross profit levels was primarily the result of a network systems product mix weighted toward T3AS products, which carry higher gross margins than the CTS and Remote Module product and improved gross profit margins on the Remote Module product resulting from manufacturing cost reductions. Additionally, the allocation of the Company's relatively fixed manufacturing overhead costs over higher revenue levels and lower inventory write-downs resulted in higher overall gross profit levels in the first half of 1999. There can be no assurance that the Company will be able to maintain the current gross profit margins or gross profit as a percent of revenue levels. Factors which may materially and adversely affect the Company's gross profit in the future include its level of revenue, competitive pricing pressures in the telecommunication network management market, new product introductions by the Company or its competitors, potential inventory obsolescence and scrap, possible recalls, production or quality problems, timing of development expenditures, changes in material costs, disruptions in sources of supply, regulatory changes, seasonal patterns of bookings, capital spending, and changes in general economic conditions.

          Research and development expenses totaled $2,761,000 for the three months ended June 30, 1999, a 27% decrease from $3,777,000 for the three months ended June 30, 1998. The decrease is primarily the result of lower personnel expenses as a result of the termination of the JDA with Nortel and the subsequent reduction in engineering staff. For the three months ended June 30, 1999 and June 30, 1998, the Company's net research and development expenses include $300,000 and $1,006,000 offsets, respectively, representing Nortel's proportionate share of development costs incurred for the project conducted under the JDA. Research and development expenses totaled $5,946,000 for the six months ended June 30, 1999, a 19% decrease from $7,320,000 for the six months ended June 30, 1998. The decrease is primarily the result of lower personnel and non-recurring development expenses as a result of the termination of the JDA with Nortel and subsequent reduction in engineering staff. In addition, during the first quarter of 1999, Nortel agreed to increase its proportionate share of total development costs incurred under the JDA from 50% to 60%. As a result, a greater portion of expenses incurred under the JDA during the first quarter of 1999 were reimbursed by Nortel, resulting in a larger offset to research and development expenses. For the six months ended June 30, 1999 and 1998, the Company's net research and development expenses included $2,141,000 and $1,704,000 offsets, respectively, representing Nortel's proportionate share of development costs incurred for the project conducted under the JDA. The Company believes that its future success depends on its ability to maintain its technological leadership through enhancement of its existing products and development of innovative new products and services that meet customer needs.

          Included in the results of operations for the six months ended June 30, 1999 is a restructuring charge of $1,435,000, of which $1,335,000 is included as a separate component of operating expenses and $100,000 that is included as part of cost of revenue (see Note 4 of the Notes to the Condensed Consolidated Financial Statements contained herein). The restructuring charge is a result of the Company's plan to focus its efforts on market opportunities in its core business and the termination of the JDA with Nortel.

          Also included in the results of operations for the six months ended June 30, 1999 is a one-time credit adjustment of $1,361,000, which represents an increase from 50% to 60% in Nortel's proportionate share of total development expenses incurred under the JDA through December 31, 1998.

           Sales and marketing expenses totaled $2,147,000 for the three months ended June 30, 1999, a 16% decrease from $2,551,000 for the three months ended June 30, 1998. The decrease is primarily attributable to lower travel and promotional expenses. Sales and marketing expenses totaled $4,426,000 for the six months ended June 30, 1999, an 8% decrease from $4,831,000 for the six months ended June 30, 1998. The decrease is primarily due to lower travel and professional services expenses. The Company expects sales and marketing expenses will increase during the second half of 1999 as it adds additional sales, marketing and technical support personnel to support increased focus on new customer markets and planned product introductions.

          General and administrative expenses totaled $1,353,000 for the three months ended June 30, 1999, a 4% increase from $1,295,000 for the three months ended June 30, 1998. The increase is attributable to increased personnel costs associated with the business unit restructuring partially offset by decreased legal and professional services. General and administrative expenses totaled $2,614,000 for the six months ended June 30, 1999, an 8% increase from $2,414,000 for the six months ended June 30, 1998. The increase is attributable to higher personnel costs associated with the business unit restructuring partially offset by a decrease in professional services. The Company expects that general and administrative expenses may increase in 1999 as a result of expected administrative costs related to the termination of the JDA with Nortel and potential increased expenses related to the Company's focus on Year 2000 issues.

          Interest income totaled $134,000 for the three months ended June 30, 1999, a 20% decrease from $168,000 for the three months ended June 30, 1998. Interest income totaled $254,000 for the six months ended June 30, 1999, a 26% decrease from $342,000 for the six months ended June 30, 1998. The decrease for the three and six months ended June 30 is primarily due to lower rates of return on invested balances in 1999 compared to 1998.

          For the three and the six months ended June 30, 1999 and June 30, 1998, the Company provided for income taxes related to the operations of the Company's Canadian subsidiary, based on an effective Canadian tax rate of 50% and 46%, respectively. At December 31, 1998, the Company had federal income tax-loss carry-forwards of approximately $27,642,000 and California State income tax-loss carry-forwards of approximately $5,458,000. The Company's use of approximately $1,166,000 of its federal tax-loss carry-forwards, and $408,000 of its federal and $105,000 of its California tax credit carry-forwards are significantly limited as a result of ownership changes associated with equity financing in January 1989 and March 1991. See footnote 9 to the Consolidated Financial Statements in the December 31, 1998 Form 10-K.

          As a result of the factors discussed above, the Company incurred a net loss of $843,000 or $.06 per basic and diluted share for the three months ended June 30, 1999 compared to net loss of $2,658,000, or $.21 per basic and diluted share for the three months ended June 30, 1998. The Company incurred a net loss of $3,169,000 or $.24 per basic and diluted share for the six months ended June 30, 1999 compared to net loss of $7,865,000, or $.62 per basic and diluted share for the six months ended June 30, 1998. Excluding the one time credit adjustment of $1,361,000 and the restructuring charge of $1,435,000, the Company would have recorded a net loss of $3,095,000, or $.24 per basic and diluted share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and investments totaled $14,332,000 at June 30, 1999 compared to $12,513,000 at December 31, 1998. The increase in cash is primarily due to reductions in trade receivables and inventory offset by a reduction in accrued expenses and decreased operating losses for the period.

          Net working capital totaled $16,483,000 at June 30, 1999 compared to $16,756,000 at December 31, 1998. The decrease in working capital was primarily the result of a decrease in inventory and trade receivables significantly offset by an increase in cash and investments and a decrease in accrued expenses.

          Cash provided from the Company's operating activities totaled $1,628,000 for the six months ended June 30, 1999 compared to $216,000 for
the six months ended June 30, 1998.   The cash provided for the first six
month
of 1999 was primarily the result of reductions in trade receivables and inventory offset by a reduction in accrued expenses and lower operating losses for the period.

          Cash used for capital expenditures totaled approximately $169,000 for the six months ended June 30, 1999 compared to $1,370,000 for the six months ended June 30, 1998. Most of the capital additions in the first six months of 1999 were for the purchase of software development tool kits and computer workstations. The Company expects that 1999 capital expenditures will decrease substantially from 1998 levels due to the termination of the JDA with Nortel. Planned expenditures will focus on upgrades to the Company's network infrastructure and specific needs for ongoing research and development projects.

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

          The Company is continuing to conduct an assessment and analysis of its internal information technology ("IT") systems to determine the potential costs and scope of any Year 2000 issues. Based on a preliminary assessment, ADA has determined that certain of its IT systems need to be upgraded or
replaced to address Year 2000 issues.   The Company believes that all
necessary upgrades or replacements of its IT systems will be completed by September 30, 1999. Validation testing will be conducted as IT systems are upgraded and replaced. All IT systems that have been purchased in 1999 or 1998 are Year 2000 compliant. The upgrades are generally covered by service contracts previously entered into by the Company in the ordinary course of business and the cost of the upgrades and remediation is not expected to be material to the Company's operating results. If implementation of upgrades or replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

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

          The Company believes that current versions of its products are Year 2000 compliant. The Company does not expect additional efforts, if required, to complete Year 2000 compliance for its products will be material. Internal validation testing was conducted as products were upgraded. An independent third party also performed validation testing on one of the Company's test and performance management products. However, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's operating results or financial condition.

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

          CONCENTRATION OF MAJOR CUSTOMERS; TELEPHONE COMPANY QUALIFICATION REQUIREMENTS. The market for the Company's products and services currently consists of the five RBOCs, IXCs, ILECs, CLECs, emerging carriers, ISPs, enterprise networks and other TSPs. Historically, the Company's marketing efforts focused primarily on the RBOCs, which accounted for approximately 31%, 47% and 52% of the Company's total revenue in 1997, 1998, and the six months ended June 30, 1999, respectively. However, the Company's strategy has been to focus its efforts on diversifying its customer base. RBOC and IXC customers accounted for 52% and 9% of the Company's total revenue for the six months ended June 30, 1999 and 47% and 23% for the year ended December 31, 1998, respectively. The increased customer base is primarily a function of the Company's acquisitions in 1996 and 1997. As a result of these acquisitions, the Company added OS related products and services that the Company has been able to market to a wider group of customers. In addition, the Company added a number of TSPs that were new customers to the Company. To date, the OS customers tend to be long distance telephone companies, CLECs, emerging carriers and enterprise vendors who have not invested in legacy systems from BellCore. While the Company believes its customer base diversification is beneficial to the Company, there can be no assurances that the Company will be able to continue expanding the distribution of its OS and system products and services to additional prospective customers. In addition, the Company's customers are significantly larger than the Company and may be able to exert a high degree of influence over the Company. The loss of one or more of the Company's major customers, the reduction of orders, a delay in deployment of the Company's products or the cancellation, modification or non-renewal of license or maintenance agreements could materially and adversely affect the Company's business, operating results and financial condition. BellSouth, Ameritech, Southwestern Bell and MCI WorldCom have entered into purchase contracts with the Company. MCI WorldCom has also entered into license agreements with the Company. Other TSPs purchase the Company's network system products and license OS products under standard purchase orders. Since the RBOC and MCI WorldCom contracts may be terminated at either the customer's or the Company's convenience, the Company believes that the purchase contracts and license agreements are not materially different than purchasing or licensing under purchase orders. Prior to selling products to RBOCs and certain other TSPs, a vendor must often first undergo a product qualification process with the TSP for its products. Although the qualification process for a new product varies somewhat among these prospective customers, the Company's experience is that the process often takes a year or more. Currently, the five RBOCs, MCI WorldCom and several other customers have qualified the Company's products, when required. Any failure on the part of any of the Company's customers to maintain their qualification of the Company's products, failure of any of the TSPs to deploy the Company's products, or any attempt by any of the TSPs to seek out alternative suppliers could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company's products will be qualified by new customers, or that such qualification will not be significantly delayed. Furthermore, work force reductions and staff reassignments by some of the Company's customers have in the past delayed the product qualification process, and the Company expects such reductions and reassignments to continue in the future. There can be no assurance that such reductions and reassignments will not have a material adverse effect on the Company's business, operating results and financial condition.

          DEPENDENCE ON TWO PRODUCT LINES. Historically, the majority of the Company's revenue has been derived from the sale of its network systems products and services. However, as a result of acquisitions completed in 1996 and 1997, the Company added additional product lines and derived revenue from a product mix of both network systems products and services and network management OS software products and services. Revenue from network systems products and services, including CTS, T3AS and Remote Module, generated 56% and 66% of the Company's total revenues for the year ended December 31, 1998 and the six months ended June 30, 1999, respectively. Revenue from network management OS products and services, including software design services,
 .Provisioner, Test OS, TDC&E and FMS, generated 44% and 34% of the Company's total revenue for the year ended December 31, 1998 and six months ended June 30, 1999, respectively. However, there can be no assurance that the Company's future revenues will not be heavily dependent on sales from only one of its primary product lines. The Company is investing in the expansion of these two product lines through the enhancement, development and marketing of its NIU, CTS, NEPA, T3AS, Test OS, .Provisioner, TDC&E and FMS products. Failure by the Company to enhance either its existing products and services or to develop new product lines and new markets could materially and adversely affect the Company's business, operating results and financial condition. There is no assurance that the Company will be able to develop and market new products and technology or otherwise diversify its source of revenue.

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

          The Company is continuing to conduct an assessment and analysis of its internal information technology ("IT") systems to determine the potential costs and scope of any Year 2000 issues. Based on a preliminary assessment, ADA has determined that certain of its IT systems need to be upgraded or
replaced to address Year 2000 issues.   The Company believes that all
necessary upgrades or replacements of its IT systems will be completed by September 30, 1999. Validation testing will be conducted as IT systems are upgraded and replaced. All IT systems that have been purchased in 1999 or 1998 are Year 2000 compliant. The upgrades are generally covered by service contracts previously entered into by the Company in the ordinary course of business and the cost of the upgrades and remediation is not expected to be material to the Company's operating results. If implementation of upgrades or replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

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

          The Company believes that current versions of its products are Year 2000 compliant. The Company does not expect additional efforts, if required, to complete Year 2000 compliance for its products will be material. Internal validation testing was conducted as products were upgraded. An independent third party also performed validation testing on one of the Company's test and performance management products. However, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's operating results or financial condition.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time, ADA may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on May 12, 1999. At the meeting, the stockholders elected Gary D. Cuccio, John F. Malone, Kenneth E. Olson, Christopher B. Paisley, Peter P. Savage and Donald
         L. Strohmeyer as directors of the Company for the ensuing year and until their respective successors are elected. The following tables sets forth the results of voting in this election:

                                            FOR          AGAINST     WITHHELD
                                       -------------   ----------   -----------
          Gary D. Cuccio                11,754,981          --        100,263
          John F. Malone                11,745,881          --        109,363
          Kenneth E. Olson              11,753,051          --        102,193
          Christopher B. Paisley        11,745,565          --        109,679
          Peter P. Savage               11,693,986          --        161,258
          Donald L. Strohmeyer          11,755,722          --         99,522

          In addition, the stockholders voted on the following proposals:

          (a) To amend the Company's 1998 Employee Stock Purchase Plan to increase the maximum aggregate number of shares reserved for issuance thereunder by 300,000:

                                            FOR          AGAINST     WITHHELD
                                       -------------   ----------   -----------
                                         9,332,405      2,491,609      31,230

               This proposal was approved.

          (b) To ratify the appointment of PricewaterhouseCoopers, LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999:

                                            FOR          AGAINST     WITHHELD
                                       -------------   ----------   -----------
                                         11,751,847      66,353        38,044

         This proposal was approved.

ITEM 5.  OTHER INFORMATION

         Proposals of stockholders intended to be presented at the next Annual Meeting of Stockholders of the Company must be received by the Company at its offices at 9855 Scranton Road, San Diego, CA, 92121 not later than December 13, 1999.

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

     Dated December 23,1997 (File No. 0-23698)

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

              SIGNATURE                         TITLE                     DATE
              ---------                         -----                     ----
By:  /s/  Donald L. Strohmeyer       President, Chief Executive     August 16, 1999
   ----------------------------
         (Donald L. Strohmeyer)      Officer and Director
                                     (Principal Executive
                                     Officer)

By:  /s/  James L. Keefe             Vice President, Finance and    August 16, 1999
   ----------------------------
         (James L. Keefe)            Administration, Chief
                                     Financial Officer, Secretary
                                     (Principal Accounting
                                     Officer)